Form 10-Q
period 1995-03-31
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1995-05-11
CIK 764036

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995
                                  or
[  ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from              to

Commission File Number:  0-13772

USAA Income Properties III Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware                                   74-2356253
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

8000 Robert F. McDermott Fwy., IH 10 West, Suite 600
San Antonio, Texas                         78230-3884
(Address of principal executive offices)    (Zip code)

(210) 498-7391
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            [X]  Yes   [ ]  No

                                   PART I
                       Item 1.  Financial Statements

USAA Income Properties III Limited Partnership
Condensed Balance Sheets



                                                          March 31,
                                                             1995        December 31,
                                                         (Unaudited)         1994

Assets
Rental properties, net                                  $ 40,240,736      40,610,304
Temporary investments, at cost
   which approximates market value:
      USAA Mutual Fund, Inc.                                      --         661,162
      Money market fund                                    8,954,151       7,505,568
                                                           8,954,151       8,166,730
Cash                                                       3,912,031           7,085
   Cash and cash equivalents                              12,866,182       8,173,815

Accounts receivable                                           96,537          84,870
Deferred charges and other assets, at
   amortized cost                                          1,989,803       3,055,370

                                                        $ 55,193,258      51,924,359


Liabilities and Partners' Equity
Mortgages payable, including $11,000,000
   due to affiliate                                     $ 29,863,636      30,545,455
Accounts payable, including amounts due
   to affiliates of $134,518 and $80,189                     268,609          91,992
Accrued expenses and other liabilities                     3,329,273          69,847
         Total liabilities                                33,461,518      30,707,294

Partners' equity
   General Partner:
      Capital contribution                                     1,000           1,000
      Cumulative net loss                                    (61,435)        (70,807)
      Cumulative distributions                              (245,538)       (241,312)
                                                            (305,973)       (311,119)
   Limited Partners (111,549 units):
      Capital contributions, net of offering
         costs                                            52,428,030      52,428,030
      Cumulative net loss                                 (6,082,098)     (7,009,936)
      Cumulative distributions                           (24,308,219)    (23,889,910)
                                                          22,037,713      21,528,184
         Total Partners' equity                           21,731,740      21,217,065

                                                        $ 55,193,258      51,924,359




See accompanying notes to condensed financial statements.

                                2

USAA Income Properties III Limited Partnership
Condensed Statements of Income
Three months ended March 31, 1995 and 1994
(Unaudited)



                                                             1995            1994

Income
Rental income                                           $  2,311,185       2,318,780
Less direct expenses, including depre-
   ciation of $369,568 and $581,954                          589,824         574,193
      Net operating income                                 1,721,361       1,744,587
Interest income (note 1)                                     127,346          59,181
      Total income                                         1,848,707       1,803,768

Expenses
General and administrative (note 1)                          108,428         145,845
Management fee (note 1)                                      101,444          23,572
Interest (note 1)                                            701,625       1,178,939
      Total expenses                                         911,497       1,348,356
Net income                                              $    937,210         455,412

Net income per limited partnership unit                 $       8.32            4.04


See accompanying notes to condensed financial statements.

                             3

USAA Income Properties III Limited Partnership
Condensed Statements of Cash Flows
Three months ended March 31, 1995 and 1994
(Unaudited)



                                                             1995            1994
Cash flows from operating activities:
   Net income                                           $    937,210         455,412
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                        369,568         581,954
         Amortization                                          7,521          15,823
         Decrease (increase) in accounts
            receivable                                       (11,667)        156,399
         Decrease in deferred charges and
            other assets                                   1,058,046         180,960
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities         3,436,043      (1,115,848)

              Cash provided by operating activities        5,796,721         274,700

Cash flows used in investing activities:
   Additions to rental properties                                 --          (9,110)

Cash flows from financing activities:
   Repayment of mortgages payable                           (681,819)             --
   Distributions to partners                                (422,535)       (422,534)
              Cash used in financing activities           (1,104,354)       (422,534)

Net increase (decrease) in cash and cash equivalents       4,692,367        (156,944)

Cash and cash equivalents at beginning of period           8,173,815       7,502,531

Cash and cash equivalents at end of period              $ 12,866,182       7,345,587

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
March 31, 1995
(Unaudited)


1.   Transactions with Affiliates

     A summary of transactions with affiliates follows for the three-month period ended March 31, 1995:


                                                                     Quorum
                        USAA           USAA      Las Colinas       Real Estate
                       Mutual      Real Estate    Management        Services
                     Fund, Inc.      Company     Corporation       Corporation
Reimbursement
  of expenses (a)   $        --         50,095             --            9,470
Interest income          (1,262)            --             --               --
Management fees              --        101,444             --           13,686
Lease commissions            --             --             --            6,726
Interest expense (b)         --        293,685        322,839               --
    Total           $    (1,262)       445,224        322,839           29,882

     (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

     (b) Represents interest expense at market rate on a mortgage loan.


2.   Other

     The notes to the financial statements on pages 13 through 18 of the Partnership's 1994 annual report are an integral part of these financial statements. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of 1995 or any other future period.

     The financial information included in this interim report as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                                  PART I

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Liquidity and Capital Resources

At March 31, 1995, the Partnership had cash of $3,912,031 and temporary investments of $8,954,151. These funds were held for payment of obligations of the Partnership. Accounts receivable consisted of tenant receivables. Deferred charges and other assets included deferred rent resulting from recognition of income as required by generally accepted accounting principles and a land lease receivable. Accounts payable included amounts due to affiliates for reimbursable expenses and management fees, and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent, accrued property taxes, security deposits, and a deposit held as a contribution toward tenant improvement costs.

During the quarter ended March 31, 1995, the Partnership distributed $418,309 to Limited Partners and $4,226 to the General Partner for a total of $422,535.

On March 30, 1995, a twelve year lease was signed with Hospitality Franchise Systems, Inc. (HFS), the major subtenant at the Ramada property, for the ten story building which contains approximately 100,000 square feet. Upon execution of the lease, HFS contributed $3,000,000 to be used toward the cost of improvements to the property. Ramada was released from further obligations on the property. The total cost of improvements, lease commissions and other renovations will be approximately $5 million. The Partnership shall pay approximately $2 million of these costs to be funded from the working capital reserve. Improvements include elevator replacement as well as interior and exterior refurbishment. Until the improvements to the property are substantially complete (estimated to be November 1995), the basic rent will be abated. Upon substantial completion, the rent will begin at approximately $13.11 per square foot per year. HFS will also pay its proportionate share of operating expenses which exceed $7.00 per square foot each year.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the periods ended March 31, 1995 and 1994, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties decreased from December 31, 1994 to March 31, 1995 due to depreciation. The increase in cash and cash equivalents at March 31, 1995 reflected the contribution from HFS at the Ramada property to be used toward the cost of improvements to the property and the decrease in cash distributions to partners in order to build the working capital reserve for future operations. The decrease in deferred charges and other assets at March 31, 1995 was primarily due to application of Ramada deferred rent against the contribution from HFS. Monthly principal payments on the Parkview Plaza mortgage loan caused the decrease in mortgages payable from December 31, 1994 to March 31, 1995.
Accrued expenses and other liabilities increased from December 31, 1994 to March 31, 1995 due to an increase in prepaid rent, the tenant contribution from HFS and a security deposit received from HFS.

Rental income for the period ended March 31, 1995 remained fairly consistent with the period ended March 31, 1994. Depreciation decreased for the period ended March 31, 1995 as compared to the period ended March 31, 1994 due to the write-down on Parkview Plaza. Direct expenses increased for the period ended March 31, 1995 due to an increase in property taxes at Curlew Crossing, an increase in earthquake insurance at Parkview Plaza and rent tax at Ramada.

An increase in interest rates and a higher cash reserve accounted for the increase in interest income for the period ended March 31, 1995 as compared to March 31, 1994.

General and administrative expenses were higher as of March 31, 1994 as compared to March 31, 1995 due to legal fees related to 1994 negotiations with the third-party lender on the Parkview Plaza mortgage. In addition, 1994 general and administrative expenses included marketing expenses for Curlew Crossing. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. Interest expense decreased for the period ended March 31, 1995 as a result of a decrease in the interest rate charged on the Parkview Plaza mortgage loan attributable to the loan modifications and a decrease in the loan balance, offset slightly by an increase in interest paid on the Curlew Crossing mortgage. The Curlew Crossing mortgage is based on the prime rate and the changes in expense for this mortgage were a result of changes in the prime rate.

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
                                                       Sequentially
Exhibit                                                  Numbered
  No.              Description                             Page

 4.1   Restated Certificate and Agreement of Limited
       Partnership dated as of May 6, 1985,
       incorporated as Exhibit A to the Partnership's
       Prospectus dated May 6, 1985, filed
       pursuant to Rule 424(b) [No. 2-96113],
       and incorporated herein by this reference.                __

 4.2   Certificate of Amendment to Restated Certificate
       and Agreement of Limited Partnership of USAA
       Income Properties III Limited Partnership dated
       February 14, 1990, incorporated as Exhibit 3(b)
       to the Partnership's Annual Report on Form 10-K
       for the year ended December 31, 1989, and
       incorporated herein by this reference.                    __

 27    Financial Data Schedule                                   10


(b) During the quarter ended March 31, 1995, there were no Current Reports on Form 8-K filed.

                               FORM 10-Q
                               SIGNATURES
               USAA INCOME PROPERTIES III LIMITED PARTNERSHIP


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



USAA INCOME PROPERTIES III
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES III, INC.,
     General Partner

May 11, 1995           BY:  /s/Edward B. Kelley
                           Edward B. Kelley
                           Chairman, President and
                           Chief Executive Officer

May 11, 1995           BY:  /s/Martha J. Barrow
                           Martha J. Barrow
                           Vice President -
                           Administration and
                           Finance