Form 10-Q
period 1995-06-30
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1995-08-11
CIK 764036

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995
                                    or
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
Condensed Balance Sheets



                                                      June 30,
                                                        1995      December 31,
                                                     (Unaudited)      1994
Assets
Rental properties, net                             $  39,864,049    40,610,304
Temporary investments, at cost
   which approximates market value:
      USAA Mutual Fund, Inc.                                  --       661,162
      Money market fund                               11,479,548     7,505,568
                                                      11,479,548     8,166,730
Cash                                                      28,951         7,085
   Cash and cash equivalents                          11,508,499     8,173,815

Accounts receivable                                      293,246        84,870
Deferred charges and other assets, at
   amortized cost                                      2,989,876     3,055,370

                                                   $  54,655,670    51,924,359


Liabilities and Partners' Equity
Mortgages payable, including $11,000,000
   due to affiliate                                $  29,181,818    30,545,455
Accounts payable, including amounts due
   to affiliates of $9,615 and $80,189                    35,411        91,992
Accrued expenses and other liabilities                 2,575,752        69,847
         Total liabilities                            31,792,981    30,707,294

Partners' equity
   General Partner:
      Capital contribution                                 1,000         1,000
      Cumulative net loss                                (45,900)      (70,807)
      Cumulative distributions                          (249,763)     (241,312)
                                                        (294,663)     (311,119)
   Limited Partners (111,549 units):
      Capital contributions, net of offering
         costs                                        52,428,030    52,428,030
      Cumulative net loss                             (4,544,150)   (7,009,936)
      Cumulative distributions                       (24,726,528)  (23,889,910)
                                                      23,157,352    21,528,184
         Total Partners' equity                       22,862,689    21,217,065

                                                   $  54,655,670    51,924,359

See accompanying notes to condensed financial statements.

USAA Income Properties III Limited Partnership
Condensed Statements of Income
(Unaudited)


                                                    Three Months  Three Months
                                                        Ended         Ended
                                                    June 30, 1995 June 30, 1994
Income
Rental income                                      $   2,467,310     2,312,925
Less direct expenses, including depre-
   ciation of $369,568 and $580,885                      293,840       638,163
      Net operating income                             2,173,470     1,674,762
Interest income (note 1)                                 175,397        74,516
      Total income                                     2,348,867     1,749,278

Expenses
General and administrative (note 1)                       99,164        96,614
Management fee (note 1)                                   (8,501)       50,250
Interest (note 1)                                        704,721     1,216,066
      Total expenses                                     795,384     1,362,930
Net income                                         $   1,553,483       386,348

Net income per limited partnership unit            $       13.79          3.43

                                                     Six Months    Six Months
                                                        Ended         Ended
                                                    June 30, 1995 June 30, 1994
Income
Rental income                                      $   4,778,495     4,631,705
Less direct expenses, including depre-
   ciation of $739,136 and $1,162,839                    883,664     1,212,356
      Net operating income                             3,894,831     3,419,349
Interest income (note 1)                                 302,743       133,697
      Total income                                     4,197,574     3,553,046

Expenses
General and administrative (note 1)                      207,592       242,459
Management fee (note 1)                                   92,943        73,822
Interest (note 1)                                      1,406,346     2,395,005
      Total expenses                                   1,706,881     2,711,286
Net income                                         $   2,490,693       841,760

Net income per limited partnership unit            $       22.10          7.47

See accompanying notes to condensed financial statements.

USAA Income Properties III Limited Partnership
Condensed Statements of Cash Flows
Six months ended June 30, 1995 and 1994
(Unaudited)

                                                        1995          1994
Cash flows from operating activities:
   Net income                                      $   2,490,693       841,760
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                    739,136     1,162,839
         Amortization                                     33,171        31,647
         Decrease (increase) in accounts
            receivable                                  (208,376)      143,998
         Decrease in deferred charges and
            other assets                                  32,323       368,138
         Increase in accounts payable,
            accrued expenses and other liabilities     2,449,324        82,389
          Other adjustments                                7,119            --

              Cash provided by operating activities    5,543,390     2,630,771

Cash flows used in investing activities:
   Additions to rental properties                             --       (22,771)

Cash flows from financing activities:
   Repayment of mortgages payable                     (1,363,637)           --
   Distributions to partners                            (845,069)     (845,069)
              Cash used in financing activities       (2,208,706)     (845,069)

Net increase in cash and cash equivalents              3,334,684     1,762,931

Cash and cash equivalents at beginning of period       8,173,815     7,502,531

Cash and cash equivalents at end of period         $  11,508,499     9,265,462

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
June 30, 1995
(Unaudited)


1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the six-month period ended June 30, 1995:

                                                                    Quorum
                               USAA        USAA      Las Colinas  Real Estate
                              Mutual    Real Estate  Management    Services
                            Fund, Inc.    Company    Corporation  Corporation
       Reimbursement
         of expenses (a)   $       --       84,858          --        22,594
       Interest income         (1,262)         --           --           --
       Management fees             --       92,943          --        24,941
       Lease commissions           --          --           --        12,082
       Interest expense (b)        --      595,356      639,842          --
           Total           $   (1,262)     773,157      639,842       59,617


     (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

     (b) Represents interest expense at market rate on a mortgage loan.


2.   Other

     Reference is made to the financial statements in the Annual Report filed with the Form 10-K for the year ended December 31, 1994 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining six months of 1995 or any other future period.

     The financial information included in this interim report as of June 30, 1995 and for the three months and six months ended June 30, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                                  PART I

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1995, the Partnership had cash of $28,951 and temporary investments of $11,479,548. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of tenant receivables. Deferred charges and other assets included deferred rent resulting from recognition of income as required by generally accepted accounting principles, lease commissions and a land lease receivable.
Accounts payable included amounts due to affiliates for reimbursable expenses and management fees, and amounts payable to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent, accrued property taxes, security deposits, and a deposit held as a contribution toward tenant improvement costs.

During the quarter ended June 30, 1995, the Partnership distributed $418,309 to Limited Partners and $4,225 to the General Partner for a total of $422,534.

On March 30, 1995, a twelve-year lease was signed with Hospitality Franchise Systems, Inc. (HFS), the major subtenant at the Ramada property, for the ten story building which contains approximately 100,000 square feet. Upon execution of the lease, HFS contributed $3,000,000 to be used toward the cost of improvements to the property. Ramada was released from further obligations on the property. The total cost of improvements, lease commissions and other renovations will be approximately $5 million. The Partnership shall pay approximately $2 million of these costs to be funded from the working capital reserve. The design phase of the construction process is currently underway. Improvements will include interior and exterior refurbishment as well as elevator replacement. Until the improvements to the property are substantially complete (estimated to be November 1995), the basic rent due from HFS will be at a reduced rate. Upon substantial completion, the rent will begin at approximately $13.11 per square foot per year. HFS will also pay its proportionate share of operating expenses each year which exceed $7.00 per square foot.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the periods ended June 30, 1995 and 1994, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties decreased from December 31, 1994 to June 30, 1995 due to depreciation. The increase in cash and cash equivalents at June 30, 1995 reflected the contribution from HFS at the Ramada property to be used toward the cost of improvements to the property. The increase also resulted from the decrease in cash distributions to partners in order to build the working capital reserve for future operations. Monthly principal payments on the Parkview Plaza mortgage loan caused the decrease in mortgages payable from December 31, 1994 to June 30, 1995. Accrued expenses and other liabilities increased from December 31, 1994 to June 30, 1995 due to an increase in prepaid rent, the tenant contribution from HFS and a security deposit received from HFS.

Rental income for the three months and six months ended June 30, 1995 increased compared to the three months and six months ended June 30, 1994 due to the write-down of a deferred rent receivable on Parkview Plaza in 1993. Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. The deferred rent receivable remaining after the original maturity date of the mortgage loan ( March 31, 1995) with Sakura Bank was written off in 1993; therefore, income recognized after March 31, 1995 is actual rent received.

Depreciation decreased for the periods ended June 30, 1995 as compared to the periods ended June 30, 1994 due to the write-down on Parkview Plaza in 1994. Direct expenses decreased for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 due to the reclassification of rent tax to a tenant receivable. The increase in direct expenses for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 was caused by a credit in 1994 to property taxes for an overaccrual for prior years tax dispute.

An increase in interest rates and a higher cash reserve accounted for the increase in interest income for the three months and six months ended June 30, 1995 as compared to the same periods ended
June  30, 1994.

General and administrative expenses decreased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 due to a decrease in audit fees, printing and legal fees. In 1994, the legal fees related to the negotiations with the third party lender on the Parkview Plaza mortgage. The management fee is based on cash flow from operations of the Partnership adjusted for
cash reserves.   Cash flow for the current quarter was down due to
payment of the HFS lease commission, reduced rental income from HFS and timing in receipt of rent. This resulted in a decrease in the management fee payable for the periods ended June 30, 1995.

Interest expense decreased for the periods ended June 30, 1995 because of a decrease in the interest rate charged on the Parkview Plaza mortgage loan attributable to the loan modifications, and a decrease in the loan balance. Slightly offsetting this decrease was an increase in interest paid on the Curlew Crossing mortgage. The Curlew Crossing mortgage is based on the prime rate and the changes in expense for this mortgage were a result of changes in the prime rate.

                      PART II


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
                                                Sequentially
Exhibit                                           Numbered
  No.              Description                       Page

 4.1   Restated Certificate and Agreement of
       Limited Partnership dated as of May 6, 1985,
       attached as Exhibit A to the Partnership's
       Prospectus dated May 6, 1985, filed pursuant
       to Rule 424(b) Registration No. 2-96113, and
       incorporated herein by this reference.         --

 4.2   Certificate of Amendment to Restated Certificate
       and Agreement of Limited Partnership of USAA
       Income Properties III Limited Partnership dated
       February 14, 1990, attached as Exhibit
       3(b) Registration No. 2-96113 to the Partnership's
       Annual Report on Form 10-K for the year ended
        December 31, 1989, and incorporated herein by
        this reference.                              --

 27    Financial Data Schedule                       11


(b) During the quarter ended June 30, 1995, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES III
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES III, Inc.,
     General Partner

August 11, 1995       BY:  /s/Edward B. Kelley
                           Edward B. Kelley
                           Chairman, President and
                           Chief Executive Officer

August 11, 1995       BY:  /s/Martha J. Barrow
                           Martha J. Barrow
                           Vice President -
                           Administration and
                           Finance