Form 10-Q
period 1995-09-30
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1995-11-09
CIK 764036

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995
                                    or
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
Condensed Balance Sheets

                                                     September 30,
                                                         1995       December 31,
                                                      (Unaudited)       1994
Assets
Rental properties, net                              $  39,494,898     40,610,304
Temporary investments, at cost
   which approximates market value:
      USAA Mutual Fund, Inc.                                   --        661,162
      Money market fund                                12,011,125      7,505,568
                                                       12,011,125      8,166,730
Cash                                                       41,876          7,085
   Cash and cash equivalents                           12,053,001      8,173,815

Accounts receivable                                       195,247         84,870
Deferred charges and other assets, at
   amortized cost                                       3,185,887      3,055,370

                                                    $  54,929,033     51,924,359


Liabilities and Partners' Equity
Mortgages payable to affiliates                     $  28,500,000     30,545,455
Accounts payable, including amounts due
   to affiliates of $50,878 and $80,189                    67,087         91,992
Accrued expenses and other liabilities                  2,501,872         69,847
         Total liabilities                             31,068,959     30,707,294

Partners' equity
   General Partner:
      Capital contribution                                  1,000          1,000
      Cumulative net loss                                 (31,701)       (70,807)
      Cumulative distributions                           (253,988)      (241,312)
                                                         (284,689)      (311,119)
   Limited Partners (111,549 units):
      Capital contributions, net of offering
         costs                                         52,428,030     52,428,030
      Cumulative net loss                              (3,138,430)    (7,009,936)
      Cumulative distributions                        (25,144,837)   (23,889,910)
                                                       24,144,763     21,528,184
         Total Partners' equity                        23,860,074     21,217,065

Commitment (note 3)

                                                    $  54,929,033     51,924,359


See accompanying notes to condensed financial statements.

                                2

USAA Income Properties III Limited Partnership
Condensed Statements of Income
(Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                     September 30,  September 30,
                                                         1995           1994
Income
Rental income                                       $   2,473,316      2,308,030
Less direct expenses, including depre-
   ciation of $369,151 and $580,965                       432,159        636,237
      Net operating income                              2,041,157      1,671,793
Interest income (note 1)                                  172,577        102,536
      Total income                                      2,213,734      1,774,329

Expenses
General and administrative (note 1)                        70,748         70,517
Management fee (note 1)                                    35,367         22,421
Interest (note 1)                                         687,699      1,246,110
      Total expenses                                      793,814      1,339,048
Net income                                          $   1,419,920        435,281

Net income per limited partnership unit             $       12.60           3.86

                                                      Nine Months    Nine Months
                                                         Ended          Ended
                                                     September 30,  September 30,
                                                         1995           1994
Income
Rental income                                       $   7,251,811      6,939,736
Less direct expenses, including depre-
   ciation of $1,108,287 and $1,743,804                 1,315,825      1,848,593
      Net operating income                              5,935,986      5,091,143
Interest income (note 1)                                  475,320        236,233
      Total income                                      6,411,306      5,327,376

Expenses
General and administrative (note 1)                       278,340        312,977
Management fee (note 1)                                   128,309         96,243
Interest (note 1)                                       2,094,045      3,641,116
      Total expenses                                    2,500,694      4,050,336
Net income                                          $   3,910,612      1,277,040

Net income per limited partnership unit             $       34.71          11.33

See accompanying notes to condensed financial statements.

                                3

USAA Income Properties III Limited Partnership
Condensed Statements of Cash Flows
Nine months ended September 30, 1995 and 1994
(Unaudited)

                                                         1995           1994

Cash flows from operating activities:
   Net income                                       $   3,910,612      1,277,040
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                   1,108,287      1,743,804
         Amortization                                      58,821         47,470
         Decrease (increase) in accounts
            receivable                                   (110,377)        94,492
         Decrease (increase) in deferred charges
            and other assets                             (189,338)       497,328
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities      2,407,120     (1,048,490)
          Other                                             7,119              --

              Cash provided by operating activities     7,192,244      2,611,644

Cash flows used in investing activities -
   Additions to rental properties                               --       (22,771)

Cash flows from financing activities:
   Repayment of mortgages payable                      (2,045,455)             --
   Distributions to partners                           (1,267,603)    (1,267,603)
              Cash used in financing activities        (3,313,058)    (1,267,603)

Net increase in cash and cash equivalents               3,879,186      1,321,270

Cash and cash equivalents at beginning of period        8,173,815      7,502,531

Cash and cash equivalents at end of period          $  12,053,001      8,823,801


See accompanying notes to condensed financial statements.

                               4

Notes to Condensed Financial Statements
September 30, 1995
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the nine-month period ended September 30, 1995:

                                                                   Quorum
                              USAA        USAA      Las Colinas  Real Estate
                             Mutual    Real Estate  Management    Services
                            Fund, Inc.   Company    Corporation  Corporation
       Reimbursement
         of expenses (a)   $      --      112,679         --         33,728
       Interest income        (1,262)        --           --           --
       Management fees            --      128,309         --         35,655
       Lease commissions          --         --           --         17,017
       Interest expense (b)       --      893,863      942,042         --
           Total           $  (1,262)   1,134,851      942,042       86,400


     (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

     (b) Represents interest expense at market rate on a mortgage loan.


2.   Other

     Reference is made to the financial statements in the Annual Report filed with the Form 10-K for the year ended December 31, 1994 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining three months of 1995 or any other future period.

     The financial information included in this interim report as of September 30, 1995 and for the three months and nine months ended September 30, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The
     Partnership's annual report includes audited financial statements.

Notes to Condensed Financial Statements
September 30, 1995
(Unaudited)


3.  Commitment

  On March 30, 1995, a twelve-year lease was signed with Hospitality Franchise Systems, Inc. (HFS), the major subtenant at the Ramada property, for the ten story building which contains approximately 100,000 square feet. Upon execution of this lease, HFS contributed $3,000,000 to be used toward the cost of improvements to the property. The total cost of improvements, lease commissions and other renovations will be approximately $5 million. The Partnership shall pay approximately $2 million of these costs to be funded from the working capital reserve.

                                  PART I

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash of $41,876 and temporary investments of $12,011,125. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets included deferred rent resulting from recognition of income as required by generally accepted accounting principles, lease commissions and a land lease receivable. Accounts payable included amounts due to affiliates for reimbursable expenses and management fees, and amounts payable to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent, accrued property taxes, security deposits, and a deposit held as a contribution toward tenant improvement costs.

During the quarter ended September 30, 1995, the Partnership distributed $418,309 to Limited Partners and $4,225 to the General Partner for a total of $422,534.

On March 30, 1995, a twelve-year lease was signed with Hospitality Franchise Systems, Inc. ("HFS"), the major subtenant at the Ramada property, for the ten story building which contains approximately 100,000 square feet. Upon execution of the lease, HFS contributed $3,000,000 to be used toward the cost of improvements to the property. Ramada was released from further obligations on the property. The total cost of improvements, lease commissions and other renovations will be approximately $5 million. The Partnership shall pay approximately $2 million of these costs to be funded from the working capital reserve. The design phase of the construction process is currently underway. Improvements will include interior and exterior refurbishment as well as elevator replacement. Until the improvements to the property are substantially complete (estimated to be end of year 1996), the basic rent due from HFS will be at a reduced rate. Upon substantial completion, the rent will begin at approximately $13.11 per square foot per year. HFS will also pay its proportionate share of operating expenses which exceed $7.00 per square foot each year.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the periods ended September 30, 1995 and 1994, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties decreased as of September 30, 1995 as compared to December 31, 1994 due to depreciation. The increase in cash and cash equivalents at September 30, 1995 reflected the contribution from HFS at the Ramada property to be used toward the cost of improvements to the property. The increase also resulted from the decrease in cash distributions to partners in order to build the working capital reserve for future operations. Monthly principal payments on the Parkview Plaza mortgage loan caused the decrease in mortgages payable from December 31, 1994 to September 30, 1995. Accrued expenses and other liabilities increased from December 31, 1994 to September 30, 1995 due to an increase in prepaid rent, the tenant contribution from HFS and a security deposit received from HFS.

Rental income for the three months and nine months ended September 30, 1995 increased compared to the same periods ended September 30, 1994 due to the write-down of a deferred rent receivable on Parkview Plaza in 1993. Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. The deferred rent receivable remaining after the original maturity date of the mortgage loan (March 31, 1995) with Sakura Bank was written off in 1993; therefore, income recognized after March 31, 1995 is actual rent received.

Depreciation decreased for the periods ended September 30, 1995 as compared to the periods ended September 30, 1994 due to the write-down on Parkview Plaza in 1994. Other direct expenses increased for the periods ended September 30, 1995 as compared to the periods ended September 30, 1994 due to a decrease in reimbursements from tenants.

An increase in interest rates and a higher cash reserve accounted for the increase in interest income for the three months and nine months ended September 30, 1995 as compared to the same periods ended September 30, 1994.

General and administrative expenses decreased for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 due to a decrease in audit fees, printing and legal fees. In 1994, the legal fees related to the negotiations with the third party lender on the Parkview Plaza mortgage. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. Interest expense decreased for the periods ended September 30, 1995 because of a decrease in the interest rate charged on the Parkview Plaza mortgage loan attributable to the loan modifications, and a decrease in the loan balance. Slightly offsetting this decrease was an increase in interest paid on the Curlew Crossing mortgage. The Curlew Crossing mortgage is based on the prime rate and the changes in expense for this mortgage were a result of changes in the prime rate.

                             PART II


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits
                                                Sequentially
Exhibit                                           Numbered
  No.              Description                       Page

 4.1   Restated Certificate and Agreement of
       Limited Partnership dated as of May 6, 1985,
       attached as Exhibit A to the Partnership's
       Prospectus dated May 6, 1985, filed pursuant
       to Rule 424(b) Registration No. 2-96113, and
       incorporated herein by this reference.         --

 4.2   Certificate of Amendment to Restated Certificate
       and Agreement of Limited Partnership of USAA
       Income Properties III Limited Partnership dated
       February 14, 1990, attached as Exhibit
       3(b) Registration No. 2-96113 to the Partnership's
       Annual Report on Form 10-K for the year ended
        December 31, 1989, and incorporated herein by
        this reference.                              --

 27    Financial Data Schedule                       12


(b) During the quarter ended September 30, 1995, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES III
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES III, Inc.,
     General Partner

November 9, 1995       BY:  /s/Edward B. Kelley
                            Edward B. Kelley
                            Chairman, President and
                            Chief Executive Officer

November 9, 1995       BY:  /s/Martha J. Barrow
                            Martha J. Barrow
                            Vice President -
                            Administration and
                            Finance/Treasurer