Form 10-K405
period 1995-12-31
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1996-03-28
CIK 764036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended          December 31, 1995
                               or
(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the transition period from                  to
Commission file number             0-13772

        USAA Income Properties III Limited Partnership
    (Exact name of registrant as specified in its charter)

       Delaware                         74-2356253
(State of Organization)   (I.R.S. Employer Identification No.)

    8000 Robert F. McDermott Fwy., IH 10 West, Suite 600,
                San Antonio, Texas  78230-3884
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (210) 498-7391

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
Title of each class                           which registered
       None                                        None

Securities registered pursuant to section 12(g) of the Act:

              UNITS OF LIMITED PARTNERSHIP INTERESTS
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                              Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the prospectus of the registrant dated May 6, 1985, as supplemented, filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 are incorporated by reference in Parts
I and III.

                        TABLE OF CONTENTS


PART I

Item 1.        Business

Item 2.        Properties

Item 3.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security
               Holders


PART II

Item 5.        Market for the Registrant's Limited Partnership
               Units and Related Security Holder Matters

Item 6.        Selected Financial Data

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 8.        Financial Statements and Supplementary Data

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure


PART III

Item 10.       Directors and Executive Officers of the General Partner

Item 11.       Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.       Certain Relationships and Related Transactions


PART IV

Item 14.       Exhibits, Financial Statement Schedule
               and Reports on Form 8-K

Signatures

Index to Exhibits

                              PART I


Item 1.  Business


         USAA Income Properties III Limited Partnership (the "Partnership") is a limited partnership formed February 22, 1985, under the Uniform Limited Partnership Act of the State of Delaware to invest in a diversified portfolio of income-producing real properties such as shopping centers, office buildings, apartments, industrial buildings and other similar income-producing real property. The Partnership has four principal business objectives:
(i) to provide the limited partners with cash distributions which will not constitute taxable income by reason of Partnership tax deductions and possibly tax losses which may be used to offset other taxable income, (ii) to preserve and protect the limited partners' capital and related buying power, (iii) to obtain long-term appreciation in the value of the properties, and (iv) to provide a build-up of equity through the reduction of mortgage loans on the properties. Defined terms used herein shall have the meanings as set forth under the caption "Glossary" contained at pages 71-74 of the Prospectus, dated May 6, 1985, filed pursuant to rule 424(b), attached as Exhibit 99.a and incorporated herein by reference.

             The Partnership sold $55,774,500 in Units of Limited Partnership Interest (111,549 Units at $500 per Unit) from the commencement of the offering of Units on or about June 1, 1985, through the completion of the offering on December 31, 1985. Limited Partners are not required to make any additional capital contributions.

         Proceeds available to the Partnership for investment in properties were used to acquire the following properties in fiscal year 1986: Curlew Crossing (formerly Courtyard Shoppes) Shopping Center, Parkview Plaza Office Buildings, and Ramada World Headquarters Office Buildings. These properties comprise the complete portfolio of the Partnership. See "Item 2 Properties."

         Competitive conditions for the Partnership's properties in 1995 were as follows:

         Curlew Crossing Shopping Center is located in Clearwater, Florida in northern Pinellas County on North U.S. Highway 19. At December 31, 1995, Curlew Crossing was 99% leased. The $11,000,000 mortgage on Curlew Crossing is payable monthly, interest only, with the principal due March 31, 1996. The loan is expected to be extended at a market rate by an affiliate of the General Partner.

         Curlew Crossing will undergo a reconfiguration of the parking lot on a portion of the property adjacent to Curlew Road. This is a result of an additional lane being added to the highway. This could affect the amount of parking at the center as well as the desirability of the outparcel closest to the highway.

         Curlew Crossing is located in the North Pinellas County retail market. This submarket experienced approximately 11,000 square feet of positive absorption during 1995 leaving the occupancy rate at approximately 91%. In addition, overall Pinellas County has approximately 289,000 square feet of leased but unoccupied space which would effectively decrease the occupancy rate to 89%.

         The Parkview Plaza Office Buildings are located in the city of Manhattan Beach, Los Angeles County, California, south of the city of Los Angeles and the Los Angeles International Airport. The two buildings on the site are leased to Hughes Aircraft Company, a wholly-owned subsidiary of General Motors. The buildings are 100% leased by Hughes Electro-Optical Division. Although the tenant has vacated the property, a few subtenants remain. Hughes has hired a management company to manage the property. Hughes continues to service its lease obligation on a timely basis and is obligated to do so until the lease expires in August 1996. Parkview Plaza will experience a significant decrease in cash flow in 1996 as a result of the expiration of the Hughes lease and the cash requirement for tenant improvements and lease commissions needed to re-lease the property. Marketing efforts are underway as a leasing team has been selected. Later in 1996 as control of the daily operations are assumed at the property, maintenance rehabilitation efforts will begin. Current rental rates in the market surrounding the property are lower than the rate currently being paid by Hughes. This tenant provided approximately $6,679,000 of annual rental income to the Partnership during 1995 and approximately $6,241,000 during 1994 and 1993 which represents approximately 69% of total Partnership rental income for 1995, 67% for 1994 and 68% for 1993.

         Parkview Plaza is located in the El Segundo/Manhattan Beach submarket of the South Bay office market. Total rentable square feet in this submarket was approximately 9.3 million square feet with 1.9 million square feet available as of the end of 1995, resulting in a vacancy rate of 20%. The vacancy rate as of the end of 1994 was approximately 18%. This submarket has the largest amount of office space and one of the lowest vacancy rates in the South Bay market. The El Segundo/Manhattan Beach submarket is attractive due to its close proximity to LAX airport.

         Ramada World Headquarters Buildings are located in central Phoenix, Arizona, approximately one mile north of Sky Harbor International Airport, and four miles east of the downtown business and financial center. This property is comprised of a complex of three office buildings and was 100% leased by Ramada Executive Corporation with a remaining two year term expiring in 1997.
Ramada vacated the property in 1992 and continued to meet its rent obligations. On March 30, 1995, a twelve-year lease was signed with Hospitality Franchise Systems, Inc. ("HFS"), the major subtenant at this property, for the ten-story building which contains approximately 100,000 square feet. Upon execution of the lease, HFS contributed $3 million to be used toward the cost of improvements to the property. Ramada was released from further obligations on the property. The total cost of improvements, lease commissions and other renovations will be approximately $5 million.

The Partnership shall pay approximately $2 million of these costs to be funded from the working capital reserve. The construction process is currently underway. Improvements will include interior and exterior refurbishment as well as elevator replacement. Until the improvements to the property are substantially complete (estimated to be August 1996), the basic rent due from HFS will be at a reduced rate; however, HFS will pay all operating expenses during this period. Upon substantial completion, the rent will begin at approximately $14.61 per square foot. HFS will then pay its proportionate share of operating expenses which exceed $7.00 per square foot each year. HFS provided approximately $1,246,000 of rental income to the Partnership during 1995 which represents approximately 13% of total Partnership rental income for 1995.
The remaining two buildings are currently being marketed in their existing condition. Management is evaluating the possibility of renovating these two buildings in order to more successfully market them for lease.

         In the 44th Street Corridor where Ramada is located, year-to-date 1995 absorption was a positive 72,742 square feet compared to 69,642 square feet for 1994. Total inventory in this submarket was approximately 1.3 million square feet with approximately 134,000 square feet available which equated to a 90% occupancy rate as of the end of 1995 compared to 82% for 1994.

         See "Item 2 Properties" for information pertaining to the status of the Partnership's properties.

         The Partnership has no employees; it has, however, entered into an Advisory Agreement with USAA Real Estate Company ("Adviser"), which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of United Services Automobile Association ("USAA"). The Adviser is responsible for managing the day-to-day operations of the Partnership.

         The General Partner ("General Partner") of the Partnership is USAA Properties III, Inc., a Texas corporation and a subsidiary of the Adviser. The General Partner has the general responsibility for management of the Partnership's business and oversees the activities of the Adviser.

Item 2.  Properties

         The Partnership owns the properties described below as of December 31, 1995:

      Location                         Description of Property

Clearwater, Florida         Curlew Crossing Shopping Center:  A
                            shopping center containing
                            approximately 207,090 net rentable
                            square feet, situated on 22.32 acres
                            including the ground under lease to
                            Home Depot.  At December 31, 1995,
                            the property was 99% occupied and
                            average monthly cash rental was
                            approximately $114,000.  The mortgage
                            payable on this property is
                            $11,000,000.  The Partnership has
                            100% fee-simple ownership.

Manhattan Beach, California Parkview Plaza Office Buildings:  Two
                            office buildings containing, in the
                            aggregate, 301,457 net rentable
                            square feet, situated on
                            approximately 5.13 acres of land.  At
                            December 31, 1995, the property was
                            100% leased and average monthly cash
                            rental was approximately $569,000.
                            The mortgage payable on this property
                            is $16,818,182.  The Partnership has
                            100% fee-simple ownership.

Phoenix, Arizona            Ramada World Headquarters Buildings:
                            Three office buildings containing, in
                            the aggregate, 142,696 net rentable
                            square feet, situated on
                            approximately 7.4 acres of land.  At
                            December 31, 1995 the property was
                            70% leased and average monthly cash
                            rental was approximately $51,000.
                            There is no debt on this property.
                            The Partnership has 100% fee-simple
                            ownership.

See notes 3, 4, 5, 6, 7, and 10 of Notes to Financial Statements in
Item 8, for further discussion relating to the properties and encumbrances thereon.

Item 3.  Legal Proceedings

         There are no material legal proceedings pending to which the General Partner or the Partnership is a party or to which any of the Partnership's properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.



                           PART II


Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

         There is no established public trading market for the Limited Partnership Units ("the Units"), and it is not anticipated that a public market will develop. Upon request, Real Estate Limited Partnership Investor Services, a department in USAA Real Estate Company, may assist a Limited Partner desiring to transfer his Units. The purchase price for the Units upon resale and all other terms of a resale transaction are subject to negotiation between the buyer and the seller. The limited market for the Units may adversely affect the value of the Units.

         As of December 31, 1995, there were 7,738 Limited Partners of the Partnership, owning an aggregate of 111,549 Units.

         During the year ended December 31, 1995, quarterly distributions totaling $1,673,236 and $16,902 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,690,138 in cash distributions.

         During the year ended December 31, 1994, quarterly distributions totaling $1,673,236 and $16,901 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,690,137 in cash distributions.

             Future cash distributions to Limited Partners are anticipated. Due to cash flow requirements in 1996 to re-lease
Parkview Plaza and Ramada, distributions are anticipated to be reduced in 1996.

Item 6.  Selected Financial Data

                       USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                                    SELECTED FINANCIAL DATA
                    Years Ended December 31, 1995, 1994, 1993, 1992 and 1991
                               1995         1994         1993         1992         1991
Rental Income                9,694,383    9,249,018    9,173,668    8,837,842    8,770,274
Interest Income                648,218      343,378      176,617      198,482      213,274
Net Income(Loss)             5,298,841    1,742,181   (9,269,345)    (182,374)  (4,850,693)
Net Income(Loss) per Limited
  Partnership Unit (1)           47.03        15.46       (82.27)       (1.62)      (43.05)
Taxable Income (Loss)        3,641,563   20,548,728      413,731   (5,712,232)  (2,292,436)
Taxable Income (Loss) per
  Limited Partnerhip
  Unit (1)                       32.32       182.37         3.67       (50.70)      (20.35)
Cash Distributions           1,690,138    1,690,137    2,230,981    2,811,261    2,704,218
Cash Distributions per
  Limited Partnership Unit
  Unit (2)                       15.00        15.00        19.80        24.95        24.00
Total Assets at Period End  55,626,311   51,924,359   75,037,620   86,531,424   88,830,709
Total Mortgages Payable
  at Period End             27,818,182   30,545,455   51,800,000   51,800,000   51,800,000


     (1)  Based on limited partnership units issued at period end and net income (loss)/
          taxable income (loss) allocated to Limited Partners.

     (2) Based on limited partnership units issued at each quarter end and cash distributions allocated to Limited Partners.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources

At December 31, 1995, the Partnership had cash of $573,020 and temporary investments of $12,202,023. Included in the Partnership's cash and cash equivalents was the working capital reserve and funds held for current obligations of the Partnership. Accounts receivable consisted primarily of tenant receivables. Deferred charges and other assets included deferred rent resulting from recognition of income as required by generally accepted accounting principles, lease commissions and a land lease receivable. Accounts payable included amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent, accrued property taxes, security deposits and a deposit held as a contribution toward tenant improvement costs.

Parkview Plaza in Manhattan Beach, California is 100% leased to Hughes Aircraft Company until August 1996. Hughes vacated the buildings in 1993 with a few subtenants remaining. Hughes continues to service its lease obligation on a timely basis and is obligated to do so until the lease expires. The Partnership will experience a significant decrease in cash flow in 1996 as a result of the expiration of the Hughes lease. In addition, funds will be required for tenant improvements and lease commissions as the buildings are re-leased. It is anticipated that these expenditures will be funded from the Partnership's working capital reserve. Marketing efforts are underway as a leasing team has been selected. Later in 1996 as control of the daily operations are assumed at the property, maintenance rehabilitation efforts will begin. Current rental rates in the market surrounding the property are lower than the rate currently being paid by Hughes.

The Parkview Plaza mortgage loan matures on August 31, 1996. Prior to loan maturity, management plans to pursue alternative financing with third-party lenders; however, if third-party financing is not obtained, it is anticipated that the loan will be refinanced by an affiliate of the General Partner.

On March 30, 1995, a twelve-year lease was signed with Hospitality Franchise Systems, Inc. ("HFS"), the major subtenant at the Ramada property in Phoenix, Arizona, for the ten-story building which contains approximately 100,000 square feet comprising 70% of the net leaseable space at the property. Upon execution of the lease, HFS contributed $3 million to be used toward the cost of improvements to the property. Ramada was released from further obligations on the property. The total cost of improvements, lease commissions, and other renovations will be approximately $5 million. The Partnership shall pay approximately $2 million of these costs to be funded from the working capital reserve. The construction process is currently underway. Improvements will include interior and exterior refurbishment as well as elevator replacement. Until the improvements to the property are substantially complete (estimated to be August 1996), the basic rent due from HFS will be at a reduced rate; however, HFS will pay all operating expenses during this period. Upon substantial completion, the rent will begin at approximately $14.61 per square foot. HFS will then pay its proportionate share of operating expenses which exceed $7.00 per square foot each year. The remaining two buildings are currently being marketed in their existing condition. Management is evaluating the possibility of renovating these two buildings in order to more successfully market them for lease.

The $11,000,000 mortgage on Curlew Crossing is due March 31, 1996. The loan is expected to be extended at a market rate by an affiliate of the General Partner. In accordance with the Florida Department of Transportation, Curlew Crossing will undergo a reconfiguration of the parking lot on a portion of the property adjacent to Curlew Road. This is a result of an additional lane being added to the highway. This could affect the amount of parking at the center as well as the desirability of the outparcel closest to the highway.

Total cash distributions to Partners for the year ended December 31, 1995 remained consistent with distributions for the year ended December 31, 1994. Due to the expiration of the Hughes lease in August 1996 and the lease transaction with HFS, tenant improvements and lease commissions will be required at both Parkview Plaza and Ramada, and will be funded from the Partnership's working capital reserve. Based on current projections, distributions to Partners are anticipated to be reduced in 1996.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-year period ended December 31, 1995, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same period were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

During 1995, 1994 and 1993, lease agreements between the Partnership and tenants at two properties were absolute triple net leases. Under an absolute triple net lease, the lessee is required to make all payments for expenses related to the use and occupation of the leased premises, including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, the Partnership receives rental income and the lessee absorbs all such expenses.

Rental income increased for the year ended December 31, 1995 as compared to December 31, 1994 due to the write-down of a deferred rent receivable on Parkview Plaza in 1993. Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. The deferred rent receivable remaining after the original maturity date of the mortgage loan (March 31, 1995) was written off in 1993; therefore, income recognized after March 31, 1995 was actual rent received. Rental income increased during 1994 as a result of an increase in occupancy at Curlew Crossing. The remaining vacancy at the center was filled during 1993, bringing the occupancy at Curlew Crossing to 100% by December 31, 1994.

The write-down on Parkview Plaza in 1994 caused the decrease in depreciation as of December 31, 1995. Depreciation decreased for the year ended December 31, 1994 as compared to December 31, 1993 as a result of the September 1993 investment property write-down on Parkview Plaza. Other direct expenses were higher for 1995 as compared to 1994. Contributing to this increase was an increase in property insurance expense at Parkview Plaza and an increase in bad debt expense at Curlew Crossing. Property tax expense was also higher at Curlew Crossing due to a credit in 1994 resulting from a tax protest. Other direct expenses were lower for the year ended December 31, 1994 as compared to December 31, 1993. Expenses in 1993 included the write-down of Parkview Plaza deferred rent. Investment property write-downs were recognized on Parkview Plaza in 1994 and 1993.

An increase in interest rates and a higher cash reserve accounted for the increase in interest income for the years ended December
31, 1995 and 1994.

General and administrative expenses decreased in 1995 as compared to 1994 due to a decrease in printing charges and legal fees. General and administrative expenses were higher in 1994 as compared to 1993 primarily as a result of legal fees related to negotiations with the third-party lender on the Parkview Plaza mortgage. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly.

The decrease in interest expense for 1995 as compared to 1994 reflected a decrease in the interest rate charged on the Parkview Plaza mortgage loan attributable to the loan modifications in 1994 and a decrease in the loan balance from forgiveness of debt and principal payments. Slightly offsetting this decrease was an increase in interest paid on the Curlew Crossing mortgage. The Curlew Crossing mortgage is based on the prime rate and the changes in expense for this mortgage were a result of changes in the prime rate. Interest expense decreased for the year ended December 31, 1994 due to a decrease in the interest rate charged on the Parkview mortgage loan attributable to the loan modifications and a decrease in the loan balance in October 1994, offset slightly by an increase in interest paid on the Curlew Crossing mortgage.

Inflation


An increase in inflation could affect the Partnership's investments through increases in the costs of operating and maintaining the properties and in various administrative costs of Partnership operations. The adverse effect inflation may have on operating expenses would be offset to some extent by increases in rental rates charged tenants at the Partnership's properties. If high occupancy levels are maintained at the properties, increases in rental income should offset increasing property operating expenses with minimal effect on operating income.

Item 8.  Financial Statements and Supplementary Data

                    USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                                   BALANCE SHEETS
                             DECEMBER 31, 1995 AND 1994

                                                             1995          1994
ASSETS

Rental properties, net (notes 3, 4 and 7)              $  39,125,747    40,610,304
Temporary investments, at cost which approximates
     market value:
     USAA Mutual Fund, Inc. (note 8)                              --       661,162
     Money market fund                                    12,202,023     7,505,568
                                                          12,202,023     8,166,730
Cash                                                         573,020         7,085
   Cash and cash equivalents                              12,775,043     8,173,815

Accounts receivable, net of allowance for doubtful
  accounts of $12,000 for 1995                               419,871        84,870
Deferred charges and other assets, at amortized cost       3,305,650     3,055,370

                                                       $  55,626,311    51,924,359


LIABILITIES AND PARTNERS' EQUITY

Mortgages payable to affiliates (notes 7 and 8)        $  27,818,182    30,545,455
Accounts payable, including amounts due
   to affiliates of $65,139 and $80,189                      138,535        91,992
Accrued expenses and other liabilities                     2,843,826        69,847
         Total liabilities                                30,800,543    30,707,294

Partners' equity:
   General Partner:
      Capital contribution                                     1,000         1,000
      Cumulative net loss                                    (17,819)      (70,807)
      Cumulative distributions                              (258,214)     (241,312)
                                                            (275,033)     (311,119)
   Limited Partners (111,549 units):
      Capital contributions, net of offering costs        52,428,030    52,428,030
      Cumulative net loss                                 (1,764,083)   (7,009,936)
      Cumulative distributions                           (25,563,146)  (23,889,910)
                                                          25,100,801    21,528,184
         Total Partners' equity                           24,825,768    21,217,065

Commitment (note 12)
                                                       $  55,626,311    51,924,359


See accompanying notes to financial statements.

                   USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                               STATEMENTS OF OPERATIONS
                    Years Ended December 31, 1995, 1994 and 1993
                                                             1995          1994           1993
INCOME
Rental income                                          $   9,694,383     9,249,018     9,173,668
Less direct expenses, including
   depreciation of $1,477,439,
   $2,324,394 and $2,588,740                              (1,743,046)   (2,533,232)   (3,569,382)
Provision for investment property write-down (note 4)             --   (21,164,478)   (9,672,292)

     Net operating income (loss) (note 6)                  7,951,337   (14,448,692)   (4,068,006)
Interest income (note 8)                                     648,218       343,378       176,617

         Total income (loss)                               8,599,555   (14,105,314)   (3,891,389)


EXPENSES

General and administrative (note 8)                          366,291       412,691       370,573
Management fee (note 8)                                      168,389       149,216       228,575
Interest (note 8)                                          2,766,034     4,390,598     4,778,808
         Total expenses                                    3,300,714     4,952,505     5,377,956
Loss before extraordinary item                             5,298,841   (19,057,819)   (9,269,345)
Extraordinary gain on debt forgiveness (note 4)                   --    20,800,000            --
Net income (loss)                                      $   5,298,841     1,742,181    (9,269,345)

Net income (loss) per limited partnership unit
  before extraordinary item                            $       47.03       (169.14)       (82.27)
Extraordinary item                                                --        184.60            --
Net income (loss) per limited partnership unit         $       47.03         15.46        (82.27)

See accompanying notes to financial statements.

                    USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                             STATEMENTS OF PARTNERS' EQUITY
                     Years Ended December 31, 1995, 1994 and 1993

                                                           General       Limited
                                                           Partner       Partners       Total
Balances at December 31, 1992                          $    (196,637)   32,861,984    32,665,347

Net loss                                                     (92,693)   (9,176,652)   (9,269,345)
Distributions                                                (22,310)   (2,208,671)   (2,230,981)
Balances at December 31, 1993                               (311,640)   21,476,661    21,165,021

Net income                                                    17,422     1,724,759     1,742,181
Distributions                                                (16,901)   (1,673,236)   (1,690,137)
Balances at December 31, 1994                               (311,119)   21,528,184    21,217,065

Net income                                                    52,988     5,245,853     5,298,841
Distributions                                                (16,902)   (1,673,236)   (1,690,138)
Balances at December 31, 1995                          $    (275,033)   25,100,801    24,825,768



See accompanying notes to financial statements.

                    USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                                STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1995, 1994 and 1993

                                                             1995          1994          1993
Cash flows from operating activities:
   Net income (loss)                                   $   5,298,841     1,742,181    (9,269,345)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation                                      1,477,439     2,324,394     2,588,740
         Amortization                                         84,471        57,759        70,027
         Provision for investment property write-down             --    21,164,478     9,672,292
         Gain on debt forgiveness                                 --   (20,800,000)           --
         Decrease (increase) in accounts receivable         (335,001)      169,410      (163,222)
         Decrease (increase) in deferred charges
           and other assets                                 (334,751)       91,275     1,446,637
         Increase (decrease) in accounts payable,
           accrued expenses and other liabilities          2,820,522    (1,910,760)        6,522
         Loss on early retirement of fixed assets                 --            --         9,846
         Other adjustments                                     7,118            --            --

           Cash provided by operating activities           9,018,639     2,838,737     4,361,497

Cash flows used in investing activities -
   Additions to rental properties                                 --       (22,771)     (201,239)

Cash flows from financing activities:
   Repayment of mortgages payable                         (2,727,273)     (454,545)           --
   Distributions to partners                              (1,690,138)   (1,690,137)   (2,230,981)

           Cash used in financing activities              (4,417,411)   (2,144,682)   (2,230,981)

Net increase in cash and cash equivalents                  4,601,228       671,284     1,929,277

Cash and cash equivalents at beginning
   of year                                                 8,173,815     7,502,531     5,573,254

Cash and cash equivalents at end of year               $  12,775,043     8,173,815     7,502,531

See accompanying notes to financial statements.

          USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                 December 31, 1995, 1994 and 1993


1. Summary of Significant Accounting Policies and Other

  USAA Income Properties III Limited Partnership is engaged solely in the business of real estate investment; therefore, presentation of information about industry segments is not applicable.

  The Partnership owns a shopping center in Clearwater, Florida and office buildings in Phoenix, Arizona and Manhattan Beach, California. The Partnership's revenue is subject to changes in the economic environments of these areas.

  The General Partner, USAA Properties III, Inc., is a wholly-owned subsidiary of USAA Real Estate Company (Realco), which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of United Services
  Automobile Association (USAA).

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Rental properties are valued at cost. The carrying amount of a property is not changed for temporary fluctuations in value unless the carrying value is believed to be permanently impaired. In 1995, the Partnership adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," (Statement 121). Statement 121 provides guidance for determining impairment of long-lived assets utilizing undiscounted future cash flows. Based on the provisions of Statement 121, the Partnership's long-lived assets, real estate and improvements, are not considered impaired. The adoption of this Statement had no financial statement impact.

  Depreciation is provided over the estimated useful lives of the properties using the straight-line method. The estimated useful lives of the buildings and improvements are 30 years
  (19 - 39 years for Federal income tax purposes).

  Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Rental income recognized was $874,036 more, $399,737 and $327,743 less than the amount due per the lease agreements for the years ended December 31, 1995, 1994 and 1993, respectively.

  Deferred charges consist primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles.

  A land lease receivable, arising from the sale of improvements at a rental property, is being accounted for in accordance with generally accepted accounting principles, whereby the carrying amount of the receivable is reduced by a portion of the payment received on the ground lease.

  No provision or credit for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership files its tax return on an accrual basis.

  For the purposes of the Statements of Cash Flows, all highly liquid marketable securities that have a maturity at purchase of three months or less, and money market mutual funds are considered to be cash equivalents.

  For financial reporting purposes, net income (loss) is allocated 1% to the General Partner and 99% to the Limited Partners. Net income (loss) per limited partnership unit is based upon the limited partnership units outstanding at the end of each year and the net income (loss) allocated to the Limited Partners.

  Cash distributions per limited partnership unit were $15.00 for 1995 and 1994 and $19.80 for 1993, and were based on the limited partnership units outstanding at each quarter end and the cash distributions allocated to Limited Partners.


2. Partnership Agreement

  Pursuant to the terms of the Partnership Agreement, all Distributable Cash shall be distributed in the ratio of 1% to the General Partner and 99% to the Limited Partners within 60 days after the close of each fiscal quarter.

  Generally, net taxable income or losses not arising from the sale or refinancing of properties of the Partnership and Distributable Cash are allocated 99% to the Limited Partners and 1% to the General Partner. Cash Distributions from the sale or refinancing of property are allocated first to the Limited Partners until the Limited Partners shall receive an amount equal to their adjusted capital contributions; second, to the Limited Partners until the Limited Partners shall receive a cumulative amount from cash distributions from operations, sales or refinancings equal to 6% per annum of their adjusted capital contributions; third, to all Partners, in an amount equal to their respective positive capital account balances to the extent such balances exceed the amounts provided for in the Partnership Agreement; and fourth, the balance, 90% to the Limited Partners and 10% to the General Partner.

  Generally, all items of income, gain, loss, deduction and credit from operations will be allocated 99% to the Limited Partners and 1% to the General Partner. Net gain or net loss from the sale or other disposition of a property shall be allocated as described in the Partnership Agreement.


3. Rental Properties

  Rental properties at December 31 consisted of the following:

                                        1995         1994

     Buildings and improvements      $52,405,717   52,470,797
     Land                              8,961,025    8,961,025
                                      61,366,742   61,431,822
     Less accumulated depreciation   (22,240,995) (20,821,518)
                                     $39,125,747   40,610,304

4. Provision for Investment Property Write-Down

  On October 31, 1994, after lengthy negotiations with the third-party lender, the $40,800,000 non-recourse loan was purchased from the lender for $20,000,000 by Las Colinas Management Company (LCMC), an affiliate of the General Partner.
  Effective with the loan acquisition, LCMC modified the terms of the loan to the Partnership whereby $20,800,000 of the loan balance was forgiven, resulting in a loan principal balance of $20,000,000. The Partnership recognized an extraordinary income item for the gain on debt forgiveness in the amount of $20,800,000. Other modifications in loan terms included extension of the loan maturity date from March 15, 1995 to August 31, 1996, the date of expiration of the single-tenant lease at Parkview Plaza. Payment terms were revised from semi-annual payments of interest-only to monthly payments including principal of approximately $227,000 plus interest at a floating rate based on the London Interbank
  Offered Rate (LIBOR) plus .625%. On October 31, 1994, the Partnership reimbursed LCMC for fees paid to the third-party lender, legal fees and filing fees of approximately $693,000, in addition to accrued interest of approximately $309,000 for the period from September 16, 1994, the date of the previous semi-annual interest payment, to October 31, 1994.

  Under generally accepted accounting principles, a review of an asset's value is required when events indicate that the carrying amount of the asset may not be  recoverable.
  Acquisition of the loan by an affiliate of the General
  Partner at a $20,800,000 discount resulted in a review of value of the Parkview Plaza property. Through analysis it was determined that a permanent impairment in value had occurred on Parkview Plaza.  Accordingly, a provision for investment property write-down was recorded at December 31, 1994 for
  $21,164,478, the amount by which the carrying value of the asset exceeded $20,000,000, the amount determined to be the
  fair value of the property.   An investment property write-
  down of $9,672,292 was recognized during 1993, in addition to a write-down of deferred rent of $827,708 for a total of $10,500,000.


5. Minimum Future Rentals

  Operating leases with tenants have remaining terms from eight months to 27 years. Minimum future rentals are cash payments to be received under non-cancelable leases over the lease terms and do not necessarily represent rental income under generally accepted accounting principles. Rental income reported in the Statements of Operations is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Approximate minimum future rentals are as follows:

                   1996         $ 6,877,000
                   1997           2,903,000
                   1998           3,010,000
                   1999           3,001,000
                   2000           3,018,000
                   Thereafter    25,324,000
                                $44,133,000


6. Triple Net Leases

  During 1995, 1994 and 1993, lease agreements between the Partnership and tenants at two properties were absolute triple net lease arrangements whereby the lessee was required to make all payments for expenses related to the use and occupation of the leased premises including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, net operating income for 1995, 1994 and 1993 reflects only rental income and excludes all expenses directly related to the operations of the properties as payments for such expenses are made directly by the respective lessees.

7. Mortgages Payable

  Mortgages payable to affiliates at December 31 consisted of the following:

                                         1995          1994
    First mortgage note payable,
    interest at the lesser of 12%,
    or prime plus 2%, due March 31,
    1996, interest only payable
    monthly; secured by rental property
    with a depreciated cost of approxi-
    mately $7,960,000.               $11,000,000    11,000,000

    First mortgage note payable,
    due August 31, 1996, monthly
    principal payments of approximately
    $227,000 plus interest at
    one-month LIBOR plus .625%;
    secured by rental property with a
    depreciated cost of approximately
    $19,205,000.                      16,818,182    19,545,455
                                     $27,818,182    30,545,455


  Cash payments for interest expense were $2,420,902, $5,422,625, and $4,778,808 for 1995, 1994, and 1993,
  respectively.


8. Transactions with Affiliates

  USAA Real Estate Company (the Adviser) may receive property acquisition fees of up to 4% of the gross offering proceeds, real estate brokerage commissions of up to 1% of the aggregate selling prices of property sold and management fees equal to 4% of Cash Receipts from Operations not to exceed 9% of adjusted cash flow from the Partnership.

  The Partnership had funds invested in USAA Mutual Fund, Inc.
  and earned interest thereon at market rates.

  An affiliate of the General Partner, Las Colinas Management
  Company, receives monthly payments of principal of $227,272.72 plus interest at one-month LIBOR plus .625%.

  Quorum Real Estate Services Corporation (also known as USAA
  Realty Company) an affiliate of the General Partner, provides property management and leasing services for the properties and may receive fees of up to 6% of the property cash receipts for those services.

  A summary of transactions with affiliates follows:

                      Reimbursement   Interest   Management     Lease      Interest
                     of Expenses (1)   Income       Fees     Commissions  Expense (2)    Total
USAA Mutual
Fund, Inc.:
  1995             $             --     (1,262)         --           --           --      (1,262)
  1994                           --    (36,253)         --           --           --     (36,253)
  1993                           --    (43,287)         --           --           --     (43,287)

USAA Real Estate
Company:
  1995                      162,493         --     168,389           --    1,191,014   1,521,896
  1994                      174,407         --     149,216           --    1,005,973   1,329,596
  1993                      164,442         --     228,575           --      880,000   1,273,017

Las Colinas
Management
Company:
  1995                           --         --          --           --    1,229,888   1,229,888
  1994                           --         --          --           --      208,656     208,656
  1993                           --         --          --           --           --          --

Quorum Real Estate
Services Corporation:
  1995                       47,548         --      46,628       22,816           --     116,992
  1994                       41,652         --      46,501       24,824           --     112,977
  1993                       43,399         --      45,535       20,975           --     109,909


(1)  Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.
(2)  Represents interest expense at market rate on mortgage loans (note 7).

9. Income Taxes

  A reconciliation of financial statement net income (loss) to taxable income follows:

                                      1995        1994         1993

  Net income (loss) -
     financial statement basis   $ 5,298,841     1,742,181  (9,269,345)
  Less:
     Excess tax depreciation
       over financial statement
       depreciation               (2,695,639)   (1,849,019) (1,576,179)
  Plus:
     Increase (decrease) in
       prepaid rent                  569,123      (687,208)     59,114
     Decrease in deferred rent
       and land costs                525,592       147,025     627,743
     Investment property write-down     --      21,164,478   9,672,292
     Book bad debt expense in
       excess of tax bad debt
       expense                        12,000          --          --
     Allowance on deferred rent          --           --       827,708
     Other reconciling items         (68,354)       31,271      72,398
  Taxable income                 $ 3,641,563    20,548,728     413,731


10. Major Customer Information

  During 1995, the Partnership recorded approximately
  $1,246,000 and $6,679,000 of rental income from two major tenants which represented approximately 13% and 69% respectively, of total rental income for 1995.

  During 1994 and 1993, the Partnership recorded approximately
  $1,652,000 and $6,241,000 of rental income from two major tenants which represented approximately 18% and 67%
  respectively, of total rental income for 1994 and 18% and 68% respectively, for 1993.


11. Fair Value of Financial Instruments

  The carrying amount of the land lease receivable approximates fair value because of its terms.

  The carrying amount of cash and cash equivalents approximates fair value because of the short maturities of these instruments.

  The current fair value of the mortgages payable at December 31, 1995 and 1994 was approximately $27,395,000 and $30,545,000, respectively, estimated by discounting the future cash flows using interest rates currently being offered for mortgage loans with similar characteristics and maturities.

12. Commitment

  On March 30, 1995 a twelve-year lease was signed with Hospitality Franchise Systems, Inc. ("HFS"), the major subtenant at the Ramada property, for the ten-story building which contains approximately 100,000 square feet. Upon execution of this lease, HFS contributed $3 million to be used toward the cost of improvements to the property. The total cost of improvements, lease commissions and other renovations will be approximately $5 million. The Partnership shall pay approximately $2 million of these costs to be funded from the working capital reserve.

                   Independent Auditors' Report


The Partners
USAA Income Properties III Limited Partnership:

  We have audited the accompanying balance sheets of USAA
Income Properties III Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAA Income Properties III Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                       /S/KPMG PEAT MARWICK LLP
                                       KPMG PEAT MARWICK LLP


San Antonio, Texas
January 29, 1996

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.

                             Part III


Item 10. Directors and Executive Officers of the Registrant

       The General Partner of the Partnership is USAA Properties
III, Inc., a Texas corporation.

       As of January 1, 1996, the directors and executive officers of the General Partner were as follows:


                                   POSITION WITH
           NAME                   GENERAL PARTNER


       Edward B. Kelley          Chairman, President,
                                 Chief Executive Officer and
                                 Director

       T. Patrick Duncan         Vice Chairman
                                 Senior Vice President -
                                 Real Estate Operations and
                                 Director

       Randal R. Seewald         Vice President, Secretary,
                                 Legal Counsel and Director

       Martha J. Barrow          Vice President -
                                 Administration and
                                 Finance/Treasurer

       S. Wayne Peacock          Vice President -
                                 Portfolio Management

       David A. Rosales          Assistant Vice President -
                                 Controller

       Susan T. Wallace          Assistant Vice President -
                                 Acquisitions and Dispositions

       David M. Holmes           Assistant Vice President -
                                 Capital Investments

       John G. Meadows           Assistant Vice President -
                                 Southeast Real Estate Region

       Stephen S. King           Assistant Vice President -
                                 Western Real Estate Region

       All of the foregoing directors and executive officers have been elected to serve one-year terms until the annual meeting of the General Partner. All of the foregoing officers have served in the capacities indicated since their election, with the exception of Martha J. Barrow who was elected Vice President - Administration and Finance/Treasurer, Randal R. Seewald's promotion to Vice

President - Legal Counsel, Secretary and Director, S. Wayne Peacock's promotion to Vice President - Portfolio Management all effective February 18, 1995, and David M. Holmes who was named Assistant Vice President - Capital Investments effective October 31, 1995.

       There are no arrangements or understandings between or among any of said directors or executive officers to be elected or selected as such, nor are there any family relationships among any of the foregoing directors and executive officers. The foregoing directors and executive officers are also officers and/or directors of various affiliated companies of the General Partner.

       The age and business experience of each of the directors and executive officers of the General Partner is as follows:

       Edward B. Kelley, 55, joined USAA in April 1989 and is Vice Chairman, President, Chief Executive Officer and Director of USAA Real Estate Company and Chairman, President, Chief Executive Officer and Director of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate - Midwest, Inc., and Las Colinas Management Company. He also serves as Chief Executive Officer, President and Director of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. Mr. Kelley is also Chairman of the Board, Chief Executive Officer and Director of USAA Equity Advisors, Inc. Mr. Kelley serves as President and Director of USAA Health Services, Inc. All of the previously named companies are affiliates of the General Partner. He graduated from St. Mary's University of San Antonio, Texas with a Bachelor of Business Administration Degree in Finance in 1964 and was awarded a Master of Business Administration Degree, in Finance, by Southern Methodist University, Dallas, Texas in 1967. Mr. Kelley was employed by Barshop Enterprises, Inc., of San Antonio, Texas from July 1980 until April 1989 where he was President and an Advisory Director of Barshop Enterprises, Inc. and its corporate subsidiaries. The Barshop group of companies is engaged in the development, management and ownership of commercial real estate properties in San Antonio and other Texas cities. He is past Chairman of the Board and a member of the Executive Committee of the Greater San Antonio Chamber of Commerce; member of the Board of Directors, Executive Committee, and past President of the San Antonio chapter of the National Association of Industrial and Office Parks; a member of the Board of Directors of the San Antonio Economic Development Foundation, and past Chairman of the Board of Trustees of St. Mary's University and its Executive Committee. Mr. Kelley is a member of the Board of Directors and Executive Committee, Vice President of the Board of Directors, and Chairman of the 1994 Friends of Scouting Bexar County Campaign; member of the Board of Trustees of St. Mary's University; member of the Board of Trustees of the Baptist Children's Home of San Antonio and a member of Board of Trustees for the United Way of San Antonio and Bexar County.

       T. Patrick Duncan, 46, is Senior Vice President - Real Estate Operations and Director of USAA Real Estate Company, USAA Real Estate Equities, Inc. and USAA Health Services, Inc. He also serves as Senior Vice President, Director and Vice Chairman of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and Las Colinas Management Company. All of the previously named companies are affiliates of the General Partner. He is a 1972 graduate of the University of Arizona and was awarded the Bachelor of Science Degree with a dual major in Accounting and Finance. Prior to joining USAA in 1986, Mr. Duncan was an audit manager with Deloitte Touche and Company and Comptroller of Trammell Crow Company in Dallas, Texas. Mr. Duncan is a Certified Public Accountant in the states of Texas and Arizona and holds a Texas Real Estate Brokers License. He holds memberships in the Texas and Arizona State Societies of Certified Public Accountants, the International Council of Shopping Centers, the Urban Land Institute, The National Association of Real Estate Investment Trusts and the Pension Real Estate Association. Mr. Duncan serves as Vice Chairman of the Board of Directors of the Daughters of Charity.

       Randal R. Seewald, 43, began his career with USAA in 1976, and is currently Vice President, Director, Secretary and Legal Counsel of USAA Real Estate Development Company, USAA Real Estate Management Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., La Paz, Inc., USAA Equity Advisors, Inc., USAA Health Services, Inc., and Las Colinas Management Company. He is also Vice President, Secretary and Legal Counsel of USAA Real Estate Company, Quorum Real Estate Services Corporation and USAA Real Estate Equities, Inc. Mr. Seewald serves as Vice President, Legal Counsel, Treasurer and Secretary of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Seewald holds a Bachelor of Business Administration from Texas A&M University and a J.D. from St. Mary's University School of Law. He is a member of the State Bar of Texas, the American Bar Association and the San Antonio Bar Association.

       Martha J. Barrow, 48, is Vice President, Administration and Finance, and Treasurer of USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, Quorum Real Estate Services Corporation, USAA Health Services, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate-Midwest, Inc., USAA Real Estate Development Company, USAA Real

Estate Equities, Inc., and USAA Real Estate Management Company.
Ms. Barrow serves as President of USAA Equity Advisors, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Barrow joined USAA in June 1983. Prior to joining USAA, she served as a Tax Accountant of La Quinta Motor Inns, Inc. and as Senior Accountant with NL Industries. She is a Certified Public Accountant in the state of Texas and is a member of the Texas Society of Certified Public Accountants. She is a license holder for Securities Registration Series 7, Series 63, and Series
24. Ms. Barrow holds a Bachelor of Business Administration in Accounting from Pan American and a Master of Business Administration from St. Mary's University. She is active in the promotion of activities with Northside Independent School District.

       S. Wayne Peacock, 37, is Vice President, Portfolio Management of USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Quorum Real Estate Services Corporation, USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Equity Advisors, Inc., USAA Real Estate Development Company, and USAA Real Estate-Midwest, Inc. He is also a Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Peacock joined USAA in January 1992. Mr. Peacock has previous real estate experience with Coldwell Banker and Merrill Lynch. He graduated in 1981 from Tulane University, New Orleans, Louisiana, where he received a Bachelor of Arts degree in Economics. Mr. Peacock is a Certified Commercial Investment Manager (CCIM). He holds memberships in the San Antonio Board of Realtors and CCIM.

       David A. Rosales, 39, is Assistant Vice President - Controller for USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, USAA Equity Advisors, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate - Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. He is also Assistant Vice President, Controller and Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Rosales joined USAA in September 1983. He holds a Bachelor of Business Administration from St. Mary's University and a Master of Business Administration from Our Lady of the Lake University. He is a Certified Public Accountant in the state of Texas and holds memberships in the Texas Society of CPAs, the San Antonio chapter of CPAs and the American Institute of CPAs. Mr. Rosales also holds membership in the National Association of Real Estate Companies.
He serves as Chairman of the Board of Communities in Schools-San
Antonio, Inc.

       Susan T. Wallace, 41, is Assistant Vice President - Acquisitions and Dispositions for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and USAA Real Estate Equities, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Wallace attended Bowling Green State University in Bowling Green, Ohio and the University of Cincinnati in Cincinnati, Ohio. From December 1983 until September 1988 she served as Director with USAA Real Estate Company where she was responsible for the identification of equity investments and acquisition of the identified investments. Prior to joining USAA Real Estate Company, she was Project Director and Division Manager for Gibraltar Savings Association of Houston, Texas. Ms. Wallace holds a Texas Real Estate License, is a graduate of the Realtors Institute and is a member of the San Antonio and Texas Board of Realtors, the National Association of Realtors, the National Association of Real Estate Investment Managers and the International Association of Corporate Real Estate Executives. She also serves as President of the Affordable Housing Investors Council.

       David M. Holmes, 35, is Assistant Vice President, Capital Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., and USAA Real Estate-Midwest, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Holmes joined USAA in May 1985. His responsibilities include new property acquisition and capital market activities. He acts as the primary contact for real estate securitization transactions and coordinates contact with banking relationships, alliance partners and other third party development or financing sources. Prior to joining USAA, Mr. Holmes was a tax consultant with Touche Ross & Company in San Antonio. He is a 1982 graduate of Trinity University, San Antonio, Texas, where he received a Bachelor of Business Administration with a concentration in Accounting and Finance and is a Certified Public Accountant in the state of Texas. He has served on the Board of Directors of Big Brothers and Sisters of San Antonio and is a member of the Finance Committee of the San Antonio Public Library.

       John G. Meadows, 51, joined USAA Real Estate Company in December 1984 as Executive Director of Real Estate Asset Management. Currently he serves as Assistant Vice President of Quorum Real Estate Services Corporation and Manager of Southeast Region Property Management and Leasing, Assistant Vice President of USAA Real Estate Company, USAA Real Estate Development Company, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., and USAA Properties IV, Inc. All of the previously named companies are affiliates of the General Partner. Prior to joining USAA, Mr. Meadows was Assistant Vice President and Trust Officer of M Realty, the commercial real estate division of M Bank (formerly known as Mercantile National Bank) Dallas, Texas. His responsibilities included acquisitions, leasing management, and dispositions of two open-ended co-mingled real estate investment funds, and leasing management and disposition of all commercial properties held in trust. He received a Bachelor of Science from Texas A&M in 1970 and a Masters Degree from Texas A&M in 1972 in Agricultural Management. Mr. Meadows holds Real Estate Brokers licenses in Texas and Florida.

       Stephen S. King, 39, is Assistant Vice President - Western Real Estate Region of USAA Real Estate Company, L.A. Wilshire One, Inc., La Paz, Inc., USAA Investors I, Inc., USAA Properties III, Inc., and USAA Properties IV, Inc. All of the previously named companies are affiliates of the General Partner. Mr. King joined USAA in July 1993. Prior to joining USAA, Mr. King had fifteen years of professional real estate development, construction and management experience. He graduated in 1978 from Texas A&M University, where he received a Bachelor of Arts in Economics. Mr. King is a member of the Institute of Real Estate Management (IREM), the Building Owners and Managers Association (BOMA) and the National Association of Realtors.

Item 11. Executive Compensation

       The directors and officers of the General Partner of the Partnership receive no current or proposed remuneration from the Partnership or the General Partner.

       The General Partner is entitled to receive a share of cash distributions, profits and losses and sales and refinancing proceeds as described under the caption "Compensation and Fees" at pages 11-14 and "Profits and Losses and Cash Distributions" at pages 33-36 of the Prospectus, dated May 6, 1985, filed pursuant to Rule 424(b). Copies of these pages are attached hereto as Exhibit 99.b and incorporated herein by reference. For the year ended December 31, 1995, the General Partner received cash distributions of $16,902.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management

(a)  Security Ownership of Certain Beneficial Owners

        Name and
       Address of         Amount and
 Title of      Beneficial     Nature of Beneficial    Percent of
  Class          Owner           Ownership(1)            Class

Units of     USAA Properties      6,000 Units              5.4%
Limited      III, Inc.            of Limited
Partnership  (General Partner)    Partnership
Interests    (2)
             8000 Robert F. McDermott
             Fwy., IH 10 West,
             Suite 600
             San Antonio, Texas

  (1) The Amended and Restated Agreement of Limited Partnership provides that the General Partner will vote such Units in the same proportion as all other Limited Partners in the event a vote of Limited Partners is taken.

  (2) USAA Properties III, Inc. is a wholly-owned subsidiary of USAA Real Estate Company, which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of USAA.

(b)  Security Ownership of Management

            None of the officers and directors of the General Partner of the Partnership beneficially own equity securities of the registrant or any of its parents.

            No arrangements are known to the Partnership which may result in a change of control of the Partnership.

Item 13. Certain Relationships and Related Transactions

    The Partnership is permitted to engage in various transactions involving the General Partner or its affiliates.

    Pursuant to an Advisory Agreement, the Adviser, an affiliate of the General Partner, can receive, in the aggregate, property acquisition fees of up to 4% of the gross offering proceeds; real estate brokerage commissions of up to 1% of the selling prices of the properties sold and management fees equal to 4% of Cash Receipts from Operations not to exceed 9% of adjusted cash flow from the Partnership.

    An affiliate of the General Partner, USAA Investment
Management Company, received selling commissions equal to 4% of the gross proceeds from sales of limited partnership units and an expense allowance equal to 2% of the gross offering proceeds for organizational and offering expenses. USAA Investment Management Company may receive a maximum annual advisory fee of 1/2 of 1% of the amount of any temporary investment in a money market fund or mutual fund sponsored by USAA or any affiliate of USAA. A portion of the Partnership's working capital reserve and other available funds were invested in USAA Mutual Fund, Inc.

    An affiliate of the General Partner, Las Colinas Management Company, receives monthly payments of principal of $227,272.72 plus interest at the one-month London Interbank Offered Rate (LIBOR) plus .625%, in connection with the Parkview Plaza note payable.

    An affiliate of the General Partner, Quorum Real Estate
Services Corporation (also known as USAA Realty Company), provides property management and leasing services for the properties and may receive fees of up to 6% of property cash receipts for those services.

    A summary of transactions with affiliates follows for the years ended December 31, 1995, 1994 and 1993.

                      Reimbursement   Interest   Management     Lease      Interest
                     of Expenses (1)   Income       Fees     Commissions  Expense (2)    Total
USAA Mutual
Fund, Inc.:
  1995             $             --     (1,262)         --           --           --      (1,262)
  1994                           --    (36,253)         --           --           --     (36,253)
  1993                           --    (43,287)         --           --           --     (43,287)

USAA Real Estate
Company:
  1995                      162,493         --     168,389           --    1,191,014   1,521,896
  1994                      174,407         --     149,216           --    1,005,973   1,329,596
  1993                      164,442         --     228,575           --      880,000   1,273,017

Las Colinas
Management
Company:
  1995                           --         --          --           --    1,229,888   1,229,888
  1994                           --         --          --           --      208,656     208,656
  1993                           --         --          --           --           --          --

Quorum Real Estate
Services Corporation:
  1995                       47,548         --      46,628       22,816           --     116,992
  1994                       41,652         --      46,501       24,824           --     112,977
  1993                       43,399         --      45,535       20,975           --     109,909


(1)  Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.
(2)  Represents interest expense at market rate on mortgage loans.

                             PART IV


Item 14. Exhibits, Financial Statement Schedule and Reports on
         Form 8-K

         The following documents are filed as part of this report.


(a)   1. Financial Statements

         The following financial statements, notes to financial statements and independent auditors' report are included in Part II Item 8:

         Balance Sheets as of December 31,
           1995 and 1994

         Statements of Operations for the
           Years Ended December 31, 1995,
           1994 and 1993

         Statements of Partners' Equity for
           the Years Ended December 31,
           1995, 1994 and 1993

         Statements of Cash Flows for the
           Years Ended December 31, 1995,
           1994 and 1993

         Notes to Financial Statements

         Independent Auditors' Report


   2.    Financial Statement Schedule

         Real Estate and Accumulated
           Depreciation as of December 31,
           1995 (Schedule III)

         Independent Auditors' Report

         All other schedules have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto.

Item 14.(a) 3. Exhibits

 Exhibit
   No.                Description

  3(a)   Restated Certificate and Agreement of Limited
         Partnership dated as of May 6, 1985, attached as Exhibit A to the Partnership's Prospectus dated May 6,
         1985, filed pursuant to Rule 424(b) (Regis. No. 2-96113), and incorporated herein by this reference.

  3(b) Certificate of Amendment to Restated Certificate and Agreement of Limited Partnership of USAA Income Properties III Limited Partnership dated February 14, 1990, attached as Exhibit 3(b) (Regis. No. 2-96113) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by this reference.

  27     Financial Data Schedules

  99(a) "Glossary" (pages 71-74) contained in the Prospectus dated May 6, 1985, filed as a part of Amendment No. 1 to the Registration Statement on Form S-11 (Regis. No.
         2-96113).

  99(b)  "Compensation and Fees" (pages 11-14) and "Profits and
         Losses and Cash Distributions" (pages 33-36) of the
         Prospectus, dated May 6, 1985, filed as part of Amendment No. 1 to the Registration Statement on Form
         S-11 (Regis. No. 2-96113).



Item 14. (b)  Reports filed on Form 8-K

         No Current Reports on Form 8-K have been filed during the last quarter covered by this Form 10-K.

SCHEDULE III            USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                            Real Estate and Accumulated Depreciation
                                       December 31, 1995

                                                                                   Cost Capitalized
                                                      Initial Cost to               Subsequent to
                                                         Partnership                   Acquisition
                                                                Buildings
  Year of         Date                                             and         Improve-       Carrying
Construction    Acquired         Description         Land      Improvements      ments         Costs


    1985      Mar. 31, 1986  Curlew Crossing
                             Shopping Center
                             Clearwater, FL      $ 3,700,000    15,717,762       2,388,872       --

    1985      Nov. 24, 1986  Parkview Plaza
                             Office Bldg.
                             Complex
                             Manhattan Beach, CA   6,500,000    60,062,552                       --

   1964-      Dec. 5, 1986   Ramada World
   1973                      Headquarters Office
                             Bldg. Complex
                             Phoenix, AZ           4,000,000    11,443,225           4,734       --
                                                 $14,200,000    87,223,539       2,393,606       --



                                                        Gross Amount at Which
                                                         Carried at Close of
                                                                Period
                                                                Buildings   Total InvestmentAccumulated     Related
  Year of         Date                                             and        Properties    Depreciation   Mortgages
Construction    Acquired         Description         Land      Improvements  (2)(4)(6)(7)      (1)(3)    Payable (5)(7)


    1985      Mar. 31, 1986  Curlew Crossing
                             Shopping Center
                             Clearwater, FL        2,401,613     7,812,414      10,214,027    2,254,216     11,000,000

    1985      Nov. 24, 1986  Parkview Plaza
                             Office Bldg.
                             Complex
                             Manhattan Beach, CA   2,580,438    33,145,344      35,725,782   16,520,591     16,818,182

   1964-      Dec. 5, 1986   Ramada World
   1973                      Headquarters Office
                             Bldg. Complex
                             Phoenix, AZ           3,978,974    11,447,959      15,426,933    3,466,188            --
                                                   8,961,025    52,405,717      61,366,742   22,240,995     27,818,182

SCHEDULE III (continued)

NOTES:
(1) Depreciation is based on a 30 year life, straight-line method for buildings and 5 year life, straight-line method for personal property.
(2) Reconciliation of real estate:
    Balance at December 31, 1992                                           $    92,058,586
      Additions during period-improvements                                         201,239
      Deductions during period
        Retirements                                          $      (9,846)
        Investment property write-down (6)                      (9,672,292)     (9,682,138)
    Balance at December 31, 1993                                                82,577,687
      Additions during period-improvements                                          22,771
      Deductions during period
        Retirements                                                 (4,158)
        Investment property write-down (7)                     (21,164,478)    (21,168,636)
    Balance at December 31, 1994                                                61,431,822
      Deductions during period-retirements                                         (65,080)
    Balance at December 31, 1995                                           $    61,366,742

(3) Reconciliation of accumulated depreciation:
    Balance at December 31, 1992                                           $    15,912,542
      Depreciation during period                                                 2,588,740
    Balance at December 31, 1993                                                18,501,282
      Depreciation during period                                                 2,324,394
      Deductions during period-retirements                                          (4,158)
    Balance at December 31, 1994                                                20,821,518
      Depreciation during period                                                 1,477,439
      Deductions during period-retirements                                         (57,962)
    Balance at December 31, 1995                                           $    22,240,995

(4) The aggregate cost of real estate owned by the Partnership at December 31, 1995 for Federal
    Income Tax Purposes is $93,382,961.
(5) The investment property is pledged as security for the mortgage payable for which there is no recourse to the Partnership.
(6) During 1993, it was determined that a permanent impairment of value was sustained at Parkview Plaza and the property was written down.
(7) During 1994, it was determined that a permanent impairment of value was sustained at Parkview Plaza
    and the property was written down.   See note 4 in the Notes to Financial Statements.

                  INDEPENDENT AUDITORS' REPORT


THE PARTNERS
USAA INCOME PROPERTIES III LIMITED PARTNERSHIP:

Under date of January 29, 1996, we reported on the balance sheets of USAA Income Properties III Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                       /S/KPMG PEAT MARWICK LLP
                                       KPMG PEAT MARWICK LLP

San Antonio, Texas
January 29, 1996

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, USAA INCOME PROPERTIES III
LIMITED PARTNERSHIP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
(Registrant)

By: USAA INCOME PROPERTIES III, INC.,
General Partner

By: /s/Edward B. Kelley
Edward B. Kelley
Chairman, President,
Chief Operating Officer
and Director

Date: March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Edward B. Kelley                    Date: March 28, 1996
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner


/s/T. Patrick Duncan                   Date: March 28, 1996
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President - Real Estate
Operations of the General Partner


/s/Randal R. Seewald                   Date: March 28, 1996
Randal R. Seewald
Director, Vice President,
Secretary and Legal Counsel

            USAA INCOME PROPERTIES III LIMITED PARTNERSHIP

                       INDEX TO EXHIBITS


                                                  Sequentially
Exhibit                                             Numbered
   No.            Description                         Page

  3(a)      Restated Certificate and Agreement
            of Limited Partnership dated as
            of May 6, 1985, attached as
            Exhibit A to the Partnership's
            Prospectus dated May 6, 1985, filed
            pursuant to Rule 424(b) (Regis. No.
            2-96113), and incorporated herein by
            this reference.                           --

  3(b)      Certificate of Amendment to Restated
            Certificate and Agreement of Limited
            Partnership of USAA Income Properties
            III Limited Partnership dated
            February 14, 1990, attached as Exhibit
            3(b) (Regis. No. 2-96113) to the
            Partnership's Annual Report on Form 10-K
            for the year ended December 31, 1989, and
            incorporated herein by this reference.    --


  27        Financial Data Schedules

  99(a)     "Glossary" (pages 71-74) contained in the
            Prospectus dated May 6, 1985, filed as
            a part of Amendment No. 1 to the
            Registration Statement on Form S-11
            (Regis. No. 2-96113).

  99(b)     "Compensation and Fees" (pages 11-14) and
            "Profits and Losses and Cash Distributions"
            (pages 33-36) of the Prospectus, dated
            May 6, 1985, filed as part of Amendment
            No. 1 to the Registration Statement on
            Form S-11 (Regis. No. 2-96113).