Form 10-Q
period 1996-03-31
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1996-05-10
CIK 764036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1996
                                or
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
Condensed Balance Sheets

                                                     March 31,
                                                       1996         December 31,
                                                    (Unaudited)         1995
Assets
Rental properties, net                           $   38,766,020       39,125,747
Temporary investment, at cost
   which approximates market value -
      Money market fund                              12,906,613       12,202,023
Cash                                                     85,819          573,020
   Cash and cash equivalents                         12,992,432       12,775,043

Accounts receivable, net of allowance for doubtful
   accounts of $15,000 and $12,000                      449,518          419,871
Deferred charges and other assets, at
   amortized cost                                     3,433,630        3,305,650

                                                 $   55,641,600       55,626,311


Liabilities and Partners' Equity
Mortgages payable to affiliates                  $   27,136,364       27,818,182
Accounts payable, including amounts due
   to affiliates of $116,697 and $65,139                198,512          138,535
Accrued expenses and other liabilities                2,563,783        2,843,826
         Total liabilities                           29,898,659       30,800,543

Partners' equity
   General Partner:
      Capital contribution                                1,000            1,000
      Cumulative net loss                                (4,422)         (17,819)
      Cumulative distributions                         (262,439)        (258,214)
                                                       (265,861)        (275,033)
   Limited Partners (111,549 units):
      Capital contributions, net of offering
         costs                                       52,428,030       52,428,030
      Cumulative net loss                              (437,773)      (1,764,083)
      Cumulative distributions                      (25,981,455)     (25,563,146)
                                                     26,008,802       25,100,801
         Total Partners' equity                      25,742,941       24,825,768

Commitment (note 3)

                                                 $   55,641,600       55,626,311

See accompanying notes to condensed financial statements.

                             2

USAA Income Properties III Limited Partnership
Condensed Statements of Income
Three months ended March 31, 1996 and 1995
(Unaudited)

                                                       1996             1995
Income
Rental income                                    $    2,463,603        2,311,185
Less direct expenses, including depre-
   ciation of $369,151 and $369,568                     438,328          589,824
      Net operating income                            2,025,275        1,721,361
Interest income                                         167,589          127,346
      Total income                                    2,192,864        1,848,707

Expenses
General and administrative (note 1)                     149,923          108,428
Management fee (note 1)                                  78,822          101,444
Interest (note 1)                                       624,412          701,625
      Total expenses                                    853,157          911,497
Net income                                       $    1,339,707          937,210

Net income per limited partnership unit          $        11.89             8.32

See accompanying notes to condensed financial statements.

                              3

USAA Income Properties III Limited Partnership
Condensed Statements of Cash Flows
Three months ended March 31, 1996 and 1995
(Unaudited)

                                                       1996             1995
Cash flows from operating activities:
   Net income                                    $    1,339,707          937,210
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                   369,151          369,568
         Amortization                                    25,650            7,521
         Increase in accounts receivable                (29,647)         (11,667)
         Decrease (increase) in deferred charges
            and other assets                           (153,630)       1,058,046
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities     (220,066)       3,436,043
              Cash provided by operating activities   1,331,165        5,796,721

Cash flows used in investing activities -
   Additions to rental properties                        (9,424)              --

Cash flows from financing activities:
   Repayment of mortgages payable                      (681,818)        (681,819)
   Distributions to partners                           (422,534)        (422,535)
              Cash used in financing activities      (1,104,352)      (1,104,354)

Net increase in cash and cash equivalents               217,389        4,692,367

Cash and cash equivalents at beginning of period     12,775,043        8,173,815

Cash and cash equivalents at end of period       $   12,992,432       12,866,182


See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
March 31, 1996
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the three-month period ended March 31, 1996:

                                                  Quorum
                         USAA      Las Colinas  Real Estate
                      Real Estate  Management    Services
                        Company    Corporation  Corporation
Reimbursement
  of expenses (a)   $     52,663           --       13,196
Management fees           78,822           --       11,308
Lease commissions             --           --        6,862
Interest expense (b)     282,664      255,702           --
    Total           $    414,149      255,702       31,366


     (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

     (b) Represents interest expense at market rate on a mortgage loan.



2.   Other

     Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of 1996 or any other future period.

     The financial information included in this interim report as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

3.   Commitment

     On March 30, 1995, a twelve-year lease was signed with Hospitality Franchise Systems, Inc. (HFS), the major subtenant at the Ramada property, for the ten-story building which contains approximately 100,000 square feet. Upon execution of this lease, HFS contributed $3,000,000 to be used toward the cost of improvements to the property. The total cost of improvements, lease commissions and other renovations will be approximately $5 million. The Partnership shall pay approximately $2 million of these costs to be funded from the working capital reserve. Through March 31, 1996, the Partnership has incurred no costs related to its commitment for improvements. Improvements are estimated to be substantially complete in August 1996.

                              PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1996, the Partnership had cash of $85,819 and temporary investments of $12,906,613. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets included primarily deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for reimbursable expenses and management fees, and amounts payable to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent and a deposit held as a contribution toward tenant improvement costs.

During the quarter ended March 31, 1996, the Partnership distributed $418,309 to Limited Partners and $4,225 to the General Partner for a total of $422,534. Due to the expiration of the Hughes lease in August 1996 and the commencement of the lease with Hospitality Franchise Systems, Inc. (HFS) in 1995, tenant improvements and lease commissions will be required at both Parkview Plaza and Ramada, and will be funded from the Partnership's working capital reserve. Based on current projections, distributions to Partners will be reduced beginning with the May 1996 distribution.

The $11,000,000 mortgage on Curlew Crossing matured March 31, 1996. The lender, USAA Real Estate Company (the Adviser), has agreed to renew the loan for a period of two years at a reduced rate of 8.25% to reflect market rates at the time of maturity. The loan will be payable monthly, interest only, with the principal due March 31, 1998.

The Parkview Plaza mortgage loan matures on August 31, 1996. Prior to loan maturity, management plans to pursue alternative financing with third-party lenders; however, if third-party financing is not obtained, it is anticipated that the loan will be refinanced by an affiliate of the General Partner.

Through March 31, 1996, the Partnership has incurred no costs related to its commitment to fund approximately $2 million of improvements for HFS. Substantial completion of the improvements is projected to occur in August 1996, and these costs will be funded from the Partnership's working capital reserve.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the three-month periods ended March 31, 1996 and 1995, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental income for the three-month period ended March 31, 1996 increased compared to the same period ended March 31, 1995 due to the write-down of a deferred rent receivable on Parkview Plaza in 1993. Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. The deferred rent receivable remaining after the original maturity date of the mortgage loan (March 31, 1995) with Sakura Bank was written off in 1993; therefore, income recognized after March 31, 1995 is actual rent received.

Direct expenses decreased for the three-month period ended March
31, 1996 as compared to the same period ended March 31, 1995 due to a decrease in rent tax at Ramada.

Interest income increased as a result of a higher cash balance for the first three months of 1996 as compared to the first three months of 1995.

General and administrative expenses increased for the three-month period ended March 31, 1996 as compared to the same period ended March 31, 1995 primarily due to amortization expense related to lease commissions at Ramada paid upon the execution of the lease with Hospitality Franchise Systems, Inc. in 1995. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly.

The decrease in interest expense at March 31, 1996 as compared to March 31, 1995 reflected the decrease in the interest rate charged on the Parkview Plaza loan. The interest rate on the Parkview Plaza mortgage loan is based on the London Interbank Offered Rate (LIBOR) and changes in interest expense for this mortgage were a result of changes in LIBOR.

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


(b) During the quarter ended March 31, 1996, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES III
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES III, Inc.,
     General Partner

May 9, 1996            BY:  /s/Edward B. Kelley
                            Edward B. Kelley
                            Chairman, President and
                            Chief Executive Officer

May 9, 1996            BY:  /s/Martha J. Barrow
                            Martha J. Barrow
                            Vice President -
                            Administration and
                            Finance/Treasurer