Form 10-Q
period 1996-06-30
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1996-08-12
CIK 764036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996
                                or
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
Condensed Balance Sheets

                                                       June 30,
                                                         1996        December 31,
                                                     (Unaudited)         1995
Assets
Rental properties, net                            $    38,931,082      39,125,747
Temporary investments, at cost
   which approximates market value-
      Money market fund                                11,591,903      12,202,023
Cash                                                       32,889         573,020
   Cash and cash equivalents                           11,624,792      12,775,043

Accounts receivable, net of allowance for doubtful
   accounts of $30,000 and $12,000                        493,197         419,871
Deferred charges and other assets, at
   amortized cost                                       3,512,067       3,305,650

                                                  $    54,561,138      55,626,311


Liabilities and Partners' Equity
Mortgages payable to affiliates                   $    26,454,545      27,818,182
Accounts payable, including amounts due
   to affiliates of $13,927 and $65,139                    25,259         138,535
Accrued expenses and other liabilities                    913,883       2,843,826
         Total liabilities                             27,393,687      30,800,543

Partners' equity
   General Partner:
      Capital contribution                                  1,000           1,000
      Cumulative net income (loss)                         12,077         (17,819)
      Cumulative distributions                           (264,692)       (258,214)
                                                         (251,615)       (275,033)
   Limited Partners (111,549 units):
      Capital contributions, net of offering
         costs                                         52,428,030      52,428,030
      Cumulative net income (loss)                      1,195,589      (1,764,083)
      Cumulative distributions                        (26,204,553)    (25,563,146)
                                                       27,419,066      25,100,801
         Total Partners' equity                        27,167,451      24,825,768

Commitment (note 3)

                                                  $    54,561,138      55,626,311


See accompanying notes to condensed financial statements.

                             2

USAA Income Properties III Limited Partnership
Condensed Statements of Income
(Unaudited)


                                                     Three Months    Three Months
                                                        Ended           Ended
                                                    June 30, 1996   June 30, 1995
Income
Rental income                                     $     2,467,655       2,467,310
Less direct expenses, including depre-
   ciation of $369,781 and $369,568                      (498,339)       (293,840)
Gain on disposal of rental property                       157,852              --
      Net operating income                              2,127,168       2,173,470
Interest income                                           155,290         175,397
      Total income                                      2,282,458       2,348,867

Expenses
General and administrative (note 1)                        89,390          99,164
Management fee (note 1)                                   (12,685)         (8,501)
Interest (note 1)                                         555,892         704,721
      Total expenses                                      632,597         795,384
Net income                                        $     1,649,861       1,553,483

Net income per limited partnership unit           $         14.64           13.79

                                                      Six Months      Six Months
                                                        Ended           Ended
                                                    June 30, 1996   June 30, 1995
Income
Rental income                                     $     4,931,258       4,778,495
Less direct expenses, including depre-
   ciation of $738,932 and $739,136                      (936,668)       (883,664)
Gain on disposal of rental property                       157,852             --
      Net operating income                              4,152,442       3,894,831
Interest income                                           322,880         302,743
      Total income                                      4,475,322       4,197,574

Expenses
General and administrative (note 1)                       239,313         207,592
Management fee (note 1)                                    66,137          92,943
Interest (note 1)                                       1,180,304       1,406,346
      Total expenses                                    1,485,754       1,706,881
Net income                                        $     2,989,568       2,490,693

Net income per limited partnership unit           $         26.53           22.10


See accompanying notes to condensed financial statements.

                             3

USAA Income Properties III Limited Partnership
Condensed Statements of Cash Flows
Six months ended June 30, 1996 and 1995
(Unaudited)



                                                         1996            1995
Cash flows from operating activities:
   Net income                                     $     2,989,568       2,490,693
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                     738,932         739,136
         Amortization                                      51,300          33,171
         Loss on early retirement of assets                10,600              --
         Increase in accounts receivable                  (73,326)       (208,376)
         Decrease (increase) in deferred charges
            and other assets                             (257,717)         32,323
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities     (2,043,219)      2,449,324
         Gain on disposal of rental property             (157,852)             --
         Other adjustments                                                  7,119
              Cash provided by operating activities     1,258,286       5,543,390

Cash flows from investing activities:
   Additions to rental properties                        (617,415)             --
   Proceeds from disposal of real estate property         220,400              --
              Cash used in investing activities          (397,015)             --

Cash flows from financing activities:
   Repayment of mortgages payable                      (1,363,637)     (1,363,637)
   Distributions to partners                             (647,885)       (845,069)
              Cash used in financing activities        (2,011,522)     (2,208,706)

Net increase (decrease) in cash and cash equivalents   (1,150,251)      3,334,684

Cash and cash equivalents at beginning of period       12,775,043       8,173,815

Cash and cash equivalents at end of period        $    11,624,792      11,508,499


See accompanying notes to condensed financial statements.

                             4

Notes to Condensed Financial Statements
June 30, 1996
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the six-month period ended June 30, 1996:

                                                  Quorum
                         USAA      Las Colinas  Real Estate
                      Real Estate  Management    Services
                        Company    Corporation  Corporation
Reimbursement
  of expenses (a)   $     88,782           --       29,631
Management fees           66,137           --       19,728
Lease commissions             --           --       11,802
Interest expense (b)     508,299      499,912           --
    Total           $    663,218      499,912       61,161


     (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

     (b) Represents interest expense at market rate on a mortgage loan.



2.   Other

     Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining six months of 1996 or any other future period.

     The financial information included in this interim report as of June 30, 1996 and for the three months and six months ended June 30, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

3.   Commitment

     On March 30, 1995, a twelve-year lease was signed with Hospitality Franchise Systems, Inc. (HFS), the major subtenant at the Ramada property, for the ten-story building which contains approximately 100,000 square feet. Upon execution of this lease, HFS contributed $3,000,000 to be used toward the cost of improvements to the property. The total cost of improvements, lease commissions and other renovations will be approximately $5 million. The Partnership shall pay approximately $2 million of these costs to be funded from the working capital reserve. As of June 30, 1996, the Partnership was obligated to fund approximately $1.2 million related to its commitment for improvements. Improvements are estimated to be substantially complete in September 1996.

                             PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1996, the Partnership had cash of $32,889 and temporary investments of $11,591,903. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets included deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for reimbursable expenses and management fees, and amounts payable to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent and a deposit held as a contribution toward tenant improvement costs.

During the quarter ended June 30, 1996, the Partnership distributed $223,098 to Limited Partners and $2,253 to the General Partner for a total of $225,351. Due to the expiration of the Hughes lease in August 1996 and the commencement of the lease with Hospitality Franchise Systems, Inc. ("HFS") in 1995, tenant improvements and lease commissions will be required at both the Parkview Plaza and HFS properties, and will be funded from the Partnership's working capital reserve. Based on current projections of the decrease in expected future cash flows that will result from payment for tenant improvements and lease commissions, distributions to Partners were reduced in May 1996.

The $11,000,000 mortgage on Curlew Crossing matured March 31, 1996. The lender, USAA Real Estate Company (the Adviser), renewed the loan for a period of two years at 8.25% to reflect market rates at the time of maturity. This rate is a decrease from the 10.25% paid in March 1996. Interest is payable monthly with the principal due March 31, 1998.

In April, the Partnership received $220,400 as a result of land condemned at Curlew Crossing by the Florida Department of Transportation ("FDOT"). The amount received from the FDOT is a good faith deposit to the Partnership; however, the amount to be recovered for damages as a result of the condemnation is yet to be determined in an eminent domain proceeding. This land was condemned for the purpose of widening Curlew Road. As a result of the condemnation, two tenants defaulted on their leases due to a dispute over whether they have a right to terminate their leases as a result of the condemnation which caused parking problems.

The Parkview Plaza mortgage loan matures on August 31, 1996. Prior to loan maturity, management plans to pursue alternative financing with third-party lenders; however, if third-party financing is not obtained, it is anticipated that the loan will be refinanced by an affiliate of the General Partner.

The Hughes lease at Parkview Plaza will expire August 31, 1996. As part of the marketing campaign to re-lease the property, the name of the property has been changed to Manhattan Towers. Along with this name change, the property will undergo some renovations to the lobby area as well as exterior landscaping, to be funded from the working capital reserve of the Partnership. Hughes may be interested in negotiating a short-term lease for approximately 50,000 square feet of the 301,457 square feet available at the property and negotiations with existing subtenants are ongoing. Rental rates for new leases will be lower than the current rate charged to Hughes, reflecting the current market conditions in the area surrounding the property.

As of June 30, 1996, the Partnership was obligated to fund approximately $1.2 million related to its commitment for improvements for HFS at the property. Substantial completion of the improvements is projected to occur in September 1996 with final completion scheduled for October 1996. During the tenant improvement phase, the basic rent due from HFS is at a reduced rate and HFS is responsible for all operating expenses. Upon substantial completion of the improvements, the rental rate will increase to approximately $14.61 per square foot annually and HFS will then pay its proportionate share of operating expenses which exceed $7.00 per square foot annually.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-month and six-month periods ended June 30, 1996 and 1995, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties decreased from December 31, 1995 to June 30, 1996 due to depreciation, offset by tenant improvements at Ramada for HFS. The decrease in cash and cash equivalents was due to payment for tenant improvements for HFS. Accounts receivable increased at June 30, 1996 as a result of an increase in receivables at Curlew Crossing. The increase in deferred charges and other assets was primarily due to an increase in deferred rent. The decrease in accrued expenses and other liabilities was primarily due to applying the contribution from HFS against tenant improvement costs.

Rental income for the six-month period ended June 30, 1996 increased compared to the six-month period ended June 30, 1995 due to the write-down of a deferred rent receivable on Parkview Plaza in 1993. Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. The deferred rent receivable remaining after the original maturity date of the mortgage loan (March 31, 1995) with Sakura Bank was written off in 1993; therefore, income recognized after March 31, 1995 is actual rent received.

Direct expenses reflected an increase for the three-month period ended June 30, 1996 as compared to the three-month period ended June 30, 1995. During the three-month period ended June 30, 1995, rent tax was reclassified from an expense to a receivable causing a decrease in direct expenses for the three-month period ended June 30, 1995. The increase in direct expenses for the six-month period ended June 30, 1996 as compared to the six-month period ended June 30, 1995 was primarily a result of a decrease in tenant reimbursable expenses at Parkview Plaza. The gain on disposal of rental property was a result of the land condemnation at Curlew Crossing. See "Liquidity and Capital Resources".

Interest income decreased for the three months ended June 30, 1996 as a result of lower cash balances for this three-month period as compared to the three-month period ended June 30, 1995. Higher cash balances for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 caused the increase in interest income for the six months ended June 30, 1996.

General and administrative expenses decreased for the three-month period ended June 30, 1996 as compared to the three-month period ended June 30, 1995 primarily due to a decrease in printing charges. The increase in general and administrative expenses for the six-month period ended June 30, 1996 as compared to the six-month period ended June 30, 1995 was primarily a result of lease commission amortization on the HFS lease. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly.

The decrease in interest expense for the three-month and six-month periods ended June 30, 1996 as compared to the same periods ended June 30, 1995 reflected decreases in the interest rates on the mortgage loans. The interest rate on the Curlew Crossing loan at June 30, 1996 was 8.25% compared to 11% at June 30, 1995. The interest rate on the Parkview Plaza mortgage loan was approximately 6.7% at June 30, 1995 and approximately 6.1% at June 30, 1996.

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

 4.2   Certificate of Amendment to Restated Certificate
       and Agreement of Limited Partnership of USAA
       Income Properties III Limited Partnership dated February 14, 1990, attached as Exhibit
       3(b) to the Partnership's Annual Report
       on Form 10-K for the year ended December 31,
       1989, Registration No. 2-96113, and incorporated
       herein by this reference.                          --

 27    Financial Data Schedule                            12


(b) During the quarter ended June 30, 1996, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES III
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES III, Inc.,
     General Partner

August 12, 1996        BY:  /s/Edward B. Kelley
                            Edward B. Kelley
                            Chairman, President and
                            Chief Executive Officer

August 12, 1996        BY:  /s/Martha J. Barrow
                            Martha J. Barrow
                            Vice President -
                            Administration and
                            Finance/Treasurer