Form 10-Q
period 1996-09-30
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1996-11-12
CIK 764036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                                or
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
Condensed Balance Sheets



                                                      September 30,
                                                          1996         December 31,
                                                       (Unaudited)         1995
Assets
Rental properties, net                              $   39,168,084       39,125,747
Temporary investments, at cost
   which approximates market value-
      Money market fund                                  9,982,325       12,202,023
Cash                                                        88,212          573,020
   Cash and cash equivalents                            10,070,537       12,775,043

Accounts receivable, including amount due from
   affiliate of $12,496 for 1996 and net of allowance
   for doubtful accounts of $60,000 and $12,000          1,676,030          419,871
Deferred charges and other assets, at
   amortized cost                                        3,651,026        3,305,650

                                                    $   54,565,677       55,626,311


Liabilities and Partners' Equity
Mortgages payable to affiliates                     $   26,000,000       27,818,182
Accounts payable, including amounts due
   to affiliates of $2,806 and $65,139                     129,500          138,535
Accrued expenses and other liabilities                     686,954        2,843,826
         Total liabilities                              26,816,454       30,800,543

Partners' equity
   General Partner:
      Capital contribution                                   1,000            1,000
      Cumulative net income (loss)                          20,148          (17,819)
      Cumulative distributions                            (266,946)        (258,214)
                                                          (245,798)        (275,033)
   Limited Partners (111,549 units):
      Capital contributions, net of offering
         costs                                          52,428,030       52,428,030
      Cumulative net income (loss)                       1,994,642       (1,764,083)
      Cumulative distributions                         (26,427,651)     (25,563,146)
                                                        27,995,021       25,100,801
         Total Partners' equity                         27,749,223       24,825,768

                                                    $   54,565,677       55,626,311


See accompanying notes to condensed financial statements.

                             2

USAA Income Properties III Limited Partnership
Condensed Statements of Income
(Unaudited)

                                                      Three Months     Three Months
                                                          Ended            Ended
                                                      September 30,    September 30,
                                                          1996             1995
Income
Rental income                                       $    1,893,051        2,473,316
Less direct expenses, including depre-
   ciation of $369,800 and $369,151                       (602,317)        (432,159)
      Net operating income                               1,290,734        2,041,157
Interest income                                            140,421          172,577
      Total income                                       1,431,155        2,213,734

Expenses
General and administrative (note 1)                        104,501           70,748
Management fee (note 1)                                    (46,611)          35,367
Interest (note 1)                                          566,142          687,699
      Total expenses                                       624,032          793,814
Net income                                          $      807,123        1,419,920

Net income per limited partnership unit             $         7.16            12.60


                                                       Nine Months      Nine Months
                                                          Ended            Ended
                                                      September 30,    September 30,
                                                          1996             1995
Income
Rental income                                       $    6,824,309        7,251,811
Less direct expenses, including depre-
   ciation of $1,108,732 and $1,108,287                 (1,538,984)      (1,315,825)
Gain on disposal of rental property                        157,852               --
      Net operating income                               5,443,177        5,935,986
Interest income                                            463,301          475,320
      Total income                                       5,906,478        6,411,306

Expenses
General and administrative (note 1)                        343,814          278,340
Management fee (note 1)                                     19,526          128,309
Interest (note 1)                                        1,746,446        2,094,045
      Total expenses                                     2,109,786        2,500,694
Net income                                          $    3,796,692        3,910,612

Net income per limited partnership unit             $        33.70            34.71


See accompanying notes to condensed financial statements.

                             3

USAA Income Properties III Limited Partnership
Condensed Statements of Cash Flows
Nine months ended September 30, 1996 and 1995
(Unaudited)



                                                          1996             1995
Cash flows from operating activities:
   Net income                                       $    3,796,692        3,910,612
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                    1,108,732        1,108,287
         Amortization                                       77,448           58,821
         Loss on early retirement of assets                 10,600
         Increase in accounts receivable                (1,256,159)        (110,377)
         Increase in deferred charges
            and other assets                              (422,824)        (189,338)
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities      (2,165,907)       2,407,120
         Gain on disposal of rental property              (157,852)
         Other adjustments                                      --            7,119
              Cash provided by operating activities        990,730        7,192,244

Cash flows from investing activities:
   Additions to rental properties                       (1,224,217)              --
   Proceeds from disposal of real estate property          220,400               --
              Cash used in investing activities         (1,003,817)              --

Cash flows from financing activities:
   Repayment of mortgages payable                       (1,818,182)      (2,045,455)
   Distributions to partners                              (873,237)      (1,267,603)
              Cash used in financing activities         (2,691,419)      (3,313,058)

Net increase (decrease) in cash and cash equivalents    (2,704,506)       3,879,186

Cash and cash equivalents at beginning of period        12,775,043        8,173,815

Cash and cash equivalents at end of period          $   10,070,537       12,053,001


See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
September 30, 1996
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the nine-month period ended September 30, 1996:

                                                  Quorum
                         USAA      Las Colinas  Real Estate
                      Real Estate  Management    Services
                        Company     Company     Corporation
Reimbursement
  of expenses (a)   $    158,008           --       57,359
Management fees           19,526           --       29,224
Lease commissions             --           --       11,838
Interest expense (b)     736,414      779,313           --
    Total           $    913,948      779,313       98,421


     (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

     (b) Represents interest expense at market rate on a mortgage loan.


2.   Other

     Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining three months of 1996 or any other future period.

     The financial information included in this interim report as of September 30, 1996 and for the three months and nine months ended September 30, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The
     Partnership's annual report includes audited financial statements.

                            PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, the Partnership had cash of $88,212 and temporary investments of $9,982,325. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants and affiliates. Deferred charges and other assets included deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for reimbursable expenses and amounts payable to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of accrued property taxes and security deposits.

During the quarter ended September 30, 1996, the Partnership distributed $223,098 to Limited Partners and $2,254 to the General Partner for a total of $225,352. Due to the expiration of the Hughes lease in August 1996 and the commencement of the lease with Hospitality Franchise Systems, Inc. ("HFS") in 1995, tenant improvements and lease commissions will be required at both the Parkview Plaza and HFS properties, and will be funded from the Partnership's working capital reserve. Based on current projections of the decrease in expected future cash flows that will result from payment for tenant improvements and lease commissions, distributions to Partners were reduced in May 1996.

The $11,000,000 mortgage on Curlew Crossing matured March 31, 1996. The lender, USAA Real Estate Company (the Adviser), renewed the loan for a period of two years at an interest rate of 8.25% to reflect market rates at the time of maturity. This rate is a decrease from the 10.25% paid in March 1996. Interest is payable monthly with the principal due March 31, 1998.

In April, the Partnership received $220,400 as a result of land condemned at Curlew Crossing by the Florida Department of Transportation ("FDOT"). The amount received from the FDOT is a good faith deposit to the Partnership; however, the compensation to be recovered as a result of the condemnation is yet to be determined in a pending eminent domain proceeding. This land was condemned for the purpose of widening Curlew Road. As a result of the condemnation, two tenants defaulted on their leases due to a dispute over whether they have a right to terminate their leases as a result of the condemnation which caused parking problems.

The Parkview Plaza mortgage loan matured on August 31, 1996. The lender, Las Colinas Management Company, an affiliate of the General Partner, renewed the loan for a period of two years at an interest rate of 9.57% to reflect market rates at the time of maturity. The loan was converted to monthly interest only payments with the principal of $15,000,000 due August 31, 1998. This change in payment terms of the loan will result in a decrease in monthly debt service payments of approximately $190,000.

The Hughes lease at Parkview Plaza expired August 31, 1996. As part of the marketing campaign to re-lease the property, the name of the property has been changed to Manhattan Towers. Along with this name change, the property will undergo repairs and renovations to the lobby area as well as exterior landscaping and signage. The cost of these renovations is estimated between $2 - $3 million to be funded from the working capital reserve of the Partnership. In addition, subterranean water damage was discovered in the parking garage. Engineers and other consultants have been hired to assess the damage and determine the appropriate remediation.

Leasing activity during the quarter resulted in the execution of three leases. Hughes Aircraft Company has negotiated a one-year lease for 79,647 square feet at an annual rental rate of $12 per square foot which expires August 31, 1997. The previous annual rental rate was approximately $22.64 per square foot for the entire 301,457 square foot building.

A three-year lease was signed with a previous subtenant of Hughes for 16,440 square feet at an annual rental rate of $13.80 per square foot. The tenant paid one month's rent as a security deposit with no allowance for tenant improvements provided. In addition, a five-year lease was signed for 12,379 square feet at an annual rental rate beginning at $13.80 per square foot. This five-year lease commences December 1, 1996. The Partnership has provided a tenant improvement allowance at $6.00 per square foot for a total of $74,274. The tenant will pay its proportionate share of operating expenses over its base year of 1997.

The Hughes lease and the three-year and five-year leases resulted in 108,466 square feet of the total leasable area of 301,457 square foot building to be leased during the quarter. Rental rates for these leases are lower than the previous rate charged to Hughes, reflecting the current market conditions in the area surrounding the property.

Substantial completion of the improvements for HFS occurred October 31, 1996. The Partnership funded approximately $1.2 million related to its commitment for improvements from the working capital reserve of the Partnership. During the tenant improvement phase, the basic rent due from HFS was at a reduced rate and HFS was responsible for all operating expenses. Upon substantial completion of the improvements, the rental rate increased to approximately $14.61 per square foot annually and HFS will pay its proportionate share of operating expenses which exceed $7.00 per square foot annually.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-month and nine-month periods ended September 30, 1996 and 1995, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties increased as of September 30, 1996 as compared to December 31, 1995 due to tenant improvements at HFS offset by depreciation. The decrease in cash and cash equivalents at September 30, 1996 was due to payment for the tenant improvements at HFS. Accounts receivable increased at September 30, 1996 primarily due to an increase in receivables at Manhattan Towers from Hughes for property taxes for the months of July and August and for utilities for the month of August. Deferred charges and other assets increased at September 30, 1996 primarily due to deferred rent offset by a decrease in deferred land costs at Curlew Crossing.

Rental income for the three-month and nine-month periods ended September 30, 1996 decreased compared to the three-month and nine-month periods ended September 30, 1995 as a result of the August 31, 1996 Hughes lease expiration at Manhattan Towers. Hughes provided monthly rent revenue of $568,748.

Direct expenses reflected an increase for the three-month and nine-month periods ended September 30, 1996 as compared to the three-month and nine-month periods ended September 30, 1995 as a result of the Partnership now paying operating expenses at Manhattan
Towers formerly paid by Hughes as part of their triple net lease.
The gain on disposal of rental property was a result of the land condemnation at Curlew Crossing. See "Liquidity and Capital Resources".

Interest income decreased for the three-month and nine-month periods ended September 30, 1996 as compared to the three-month and nine-month periods ended September 30, 1995 as a result of lower cash balances.

General and administrative expenses increased for the three months and nine months ended September 30, 1996 as compared to the three months and nine months ended September 30, 1995 primarily due to an increase in legal fees at Curlew Crossing as a result of the land condemnation.

The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. The decrease in management fees for the three-month and nine-month periods ended September 30, 1996 as compared to the three-month and nine-month periods ended September 30, 1995 was primarily caused by the expiration of the Hughes lease at Manhattan Towers.

The decrease in interest expense for the three-month and nine-month periods ended September 30, 1996 as compared to the three-month and nine-month periods ended September 30, 1995 reflected the decrease in the interest rate charged on the Curlew Crossing mortgage loan. The interest rate on this mortgage loan at September 30, 1996 was 8.25% compared to 10.75% at September 30, 1995. Interest expense on the Manhattan Towers mortgage loan decreased also due to principal balance reductions through August 1996.

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


(b) During the quarter ended September 30, 1996, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES III
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES III, Inc.,
     General Partner

November 12, 1996      BY:  /s/Edward B. Kelley
                            Edward B. Kelley
                            Chairman, President and
                            Chief Executive Officer

November 12, 1996      BY:  /s/Martha J. Barrow
                            Martha J. Barrow
                            Vice President -
                            Administration and
                            Finance/Treasurer