Form 10-K405
period 1996-12-31
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1997-03-25
CIK 764036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended          December 31, 1996
                               or
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

Item 10.       Directors and Executive Officers of the General Partner

Item 11.       Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.       Certain Relationships and Related Transactions


PART IV

Item 14.       Exhibits, Financial Statement Schedules
               and Reports on Form 8-K

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

         Proceeds available to the Partnership for investment in properties were used to acquire the following properties in fiscal year 1986: Curlew Crossing (formerly Courtyard Shoppes) Shopping Center, Manhattan Towers (formerly Parkview Plaza Office Buildings), and Ramada World Headquarters Office Buildings.
These properties comprise the complete portfolio of the Partnership. See "Item 2 Properties."

         Competitive conditions for the Partnership's properties in 1996 were as follows:

         Curlew Crossing Shopping Center is located in Clearwater, Florida in northern Pinellas County on North U.S. Highway 19. At December 31, 1996, Curlew Crossing was 92% occupied. The $11,000,000 mortgage on Curlew Crossing matured on March 31,
1996. The lender, USAA Real Estate Company (the Adviser), renewed the loan for a period of two years at an annual interest rate of 8.25% to reflect market rates at the time of maturity. This rate is a decrease from the 10.25% paid in March 1996 which was based on the lesser of 12% or prime rate plus two percent. Interest is payable monthly with the principal due March 31, 1998.

         In April 1996, the Partnership received $220,400 as a result of land condemned at Curlew Crossing by the Florida Department of Transportation ("FDOT"). This represented a good faith estimate of the value of the land actually taken. The land was condemned in connection with the widening of Curlew Road. Contrary to early concerns regarding the extent and nature of the condemnation, no parking, access or structure at Curlew was included in the taking. During 1996, the tenant of two out parcels, containing approximately 15,700 square feet, claimed the right to terminate its respective leases based upon the FDOT taking. The Partnership has initiated legal action against the defaulted tenant and is currently seeking a summary declaration by the Court regarding the continuing nature of the leases as well as recovery of the rent and other sums due under the leases. Following the adjudication of this tenant related action, a final determination will be made regarding the total damages due from the FDOT to the Partnership as a result of the condemnation. Resolution of both the tenant action and condemnation proceeding are anticipated by the third quarter of 1997.

         Curlew Crossing is located in the North Pinellas County retail market. This submarket had approximately 85,000 square feet of positive absorption for the year ended 1996 leaving the occupancy rate at approximately 92%. Total inventory in this submarket was approximately 11 million square feet with approximately 881,000 square feet vacant.

         The Manhattan Towers (formerly Parkview Plaza Office Buildings) are located in the city of Manhattan Beach, Los Angeles County, California, south of the city of Los Angeles and the Los Angeles International Airport. The two buildings on the site were triple net leased to Hughes Aircraft Company, a wholly-owned subsidiary of General Motors through August 1996. Control of the daily operations at the property were assumed by the Partnership upon expiration of the Hughes lease. As part of the marketing campaign to re-lease the property, the name of the property was changed from Parkview Plaza to Manhattan Towers. Along with this name change, the property will undergo repairs and renovations to the lobby area, corridors and parking lot, as well as exterior landscaping and signage. The cost of these renovations is estimated to be $2.7 million to be funded from the working capital reserve of the Partnership. In addition, subterranean water damage was discovered in the parking garage. Engineers and other consultants were hired to assess the damage and determine the appropriate remediation. The cost of the repairs to the parking garage is estimated to be $1.1 million to be funded from the working capital reserve of the Partnership. Manhattan Towers will experience a significant decrease in cash flow in 1997 as a result of the expiration of the Hughes lease and the cash requirement for tenant improvements and lease commissions needed to re-lease the property. Current rental rates in the market surrounding the property are lower than the rate that was paid by Hughes. Hughes provided approximately $4,869,000 of annual rental income to the Partnership during

1996, approximately $6,679,000 during 1995 and approximately
$6,241,000 during 1994 which represents approximately 62% of total Partnership rental income for 1996, 69% for 1995 and 67% for 1994.

         Since the expiration of the Hughes lease in August 1996, significant leasing activity has occurred. Hughes Aircraft Company negotiated a one-year lease for 79,647 square feet at an annual rental rate of $12 gross per square foot with an expiration date of August 31, 1997. The previous annual rental rate was at approximately $22.64 net per square foot for the entire 301,457 square feet of net leasable area.

         Other leases signed have terms from three to five years at an annual rental rate of $13.80 per square foot. One of the five year leases provided for an allowance for tenant improvements at $6.00 per square foot for a total of $74,274 to be paid out of the working capital reserve of the Partnership.

         A sixty-two month lease was signed during the fourth quarter for 11,553 square feet. This lease commenced February 1, 1997 and ends March 31, 2002. The lease provides for an annual rental rate of $19.20 per square foot. An allowance for tenant improvements was provided for a total of approximately $404,000 to be paid from the working capital reserve of the Partnership.

         As of December 31, 1996, these leases at Manhattan Towers total 145,796 of the 301,457 square feet, or 48%, of the total leasable area of property. Rental rates for these new leases are lower than the previous rate charged to Hughes, reflecting the current market conditions in the area surrounding the property. One of the two buildings at this property remains vacant. Several large prospects have expressed interest in leasing the vacant building.

         The Manhattan Towers mortgage loan matured on August 31, 1996. The lender, Las Colinas Management Company, an affiliate of the General Partner, renewed the loan for a period of two years at an annual interest rate of 9.57% to reflect market rates at the time of maturity. The loan was converted to monthly interest only payments with the principal of $15,000,000 due September 30, 1998.

         Manhattan Towers is located in the El Segundo/Manhattan Beach submarket of the South Bay office market. Total rentable square feet in this submarket was approximately 9.4 million square feet with 1.9 million square feet available as of the end of 1996. The vacancy rate remained stable at approximately 20% at the end of 1996 and 1995. Total inventory in the overall South Bay office market was approximately 29.9 million square feet with approximately 6.8 million square feet vacant, resulting in a vacancy rate of approximately 23% at the end of 1996.

         Ramada World Headquarters Buildings are located in central Phoenix, Arizona, approximately one mile north of Sky Harbor International Airport, and four miles east of the downtown business and financial center. This property is comprised of a complex of three office buildings. At December 31, 1996, 70% of the property, the ten-story building, was leased to Hospitality Franchise Systems, Inc. ("HFS"). Substantial completion of tenant improvements for HFS occurred October 31, 1996. The Partnership funded approximately $1.2 million related to its commitment for improvements from the working capital reserve of the Partnership. During the tenant improvement phase, the base rent due from HFS was at a reduced rate and HFS was responsible for all operating expenses of the property. Upon substantial completion of the improvements, the rental rate increased to approximately $14.61 per square foot annually and HFS will pay its proportionate share of operating expenses which exceed $7.00 per square foot annually. HFS provided approximately $1,644,000 of rental income to the Partnership during 1996 and approximately $1,246,000 during 1995, which represents approximately 21% of total Partnership rental income for 1996 and 13% for 1995.

         During the fourth quarter, a small parcel of land adjacent to the Ramada property was purchased for approximately $72,000. The Partnership purchased the property to be used for additional parking. Market interest in the area surrounding the Ramada property has been increasing. In order to more successfully market the vacancy, the remaining two buildings at the Ramada property are scheduled for renovation which will begin in March 1997. Renovations will include improvements to comply with the Americans With Disabilities Act, heating and air conditioning and exterior renovations. The total cost of renovations will be approximately $900,000 to be paid from the working capital reserve of the Partnership.

         Ramada is located in the East Phoenix submarket of the Phoenix office market. Total rentable square feet in this office submarket was approximately 5 million square feet with approximately 468,000 square feet available at the end of 1996.
This equated to a vacancy rate of approximately 9%.

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

Item 2.  Properties

         The Partnership owns the properties described below as of December 31, 1996:

      Location                         Description of Property

Clearwater, Florida         Curlew Crossing Shopping Center:  A
                            shopping center containing
                            approximately 207,090 net rentable
                            square feet, situated on 22.32 acres
                            including the ground under lease to
                            Home Depot.  At December 31, 1996,
                            the property was 92% occupied and
                            average monthly cash rental was
                            approximately $78,000.  The mortgage
                            payable on this property is
                            $11,000,000.  The Partnership has
                            100% fee-simple ownership.

Manhattan Beach, California Manhattan Towers Office Buildings:
                            Two office buildings containing, in
                            the aggregate, 301,457 net rentable
                            square feet, situated on
                            approximately 5.13 acres of land.
                            At December 31, 1996, the property
                            was 48% leased and average monthly
                            cash rental was approximately
                            $423,000.  The mortgage payable on
                            this property is $15,000,000.  The
                            Partnership has 100% fee-simple
                            ownership.

Phoenix, Arizona            Ramada World Headquarters Buildings:
                            Three office buildings containing,
                            in the aggregate, 142,696 net
                            rentable square feet, situated on
                            approximately 7.4 acres of land.  At
                            December 31, 1996 the property was
                            70% leased and average monthly cash
                            rental was approximately $70,000.
                            There is no debt on this property.
                            The Partnership has 100% fee-simple
                            ownership.

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

         As of December 31, 1996, there were 7,717 Limited
Partners of the Partnership, owning an aggregate of 111,549
Units.

         During the year ended December 31, 1996, quarterly distributions totaling $1,087,603 and $10,985 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,098,588 in cash distributions.

         During the year ended December 31, 1995, quarterly distributions totaling $1,673,236 and $16,902 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,690,138 in cash distributions.

         Future cash distributions to Limited Partners are currently anticipated.

Item 6.  Selected Financial Data

                    USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                                SELECTED FINANCIAL DATA
               Years Ended December 31, 1996, 1995, 1994, 1993 and 1992
                               1996         1995         1994         1993         1992
Rental Income             $  7,930,447    9,694,383    9,249,018    9,173,668    8,837,842
Interest Income                592,123      648,218      343,378      176,617      198,482
Net Income(Loss)             3,280,065    5,298,841    1,742,181   (9,269,345)    (182,374)
Net Income(Loss) per Limited
  Partnership Unit (1)           29.11        47.03        15.46       (82.27)       (1.62)
Taxable Income (Loss)         (379,232)   3,641,563   20,548,728      413,731   (5,712,232)
Taxable Income (Loss) per
  Limited Partnerhip
  Unit (1)                       (3.37)       32.32       182.37         3.67       (50.70)
Cash Distributions           1,098,588    1,690,138    1,690,137    2,230,981    2,811,261
Cash Distributions per
  Limited Partnership
  Unit (2)                        9.75        15.00        15.00        19.80        24.95
Total Assets at Period End  53,766,170   56,380,807   51,924,359   75,037,620   86,531,424
Total Mortgages Payable
  at Period End             26,000,000   27,818,182   30,545,455   51,800,000   51,800,000



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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash of $118,000 and temporary investments of $9,301,147. Included in the Partnership's cash and cash equivalents were the working capital reserve and funds held for current obligations of the Partnership. Accounts receivable consisted of tenant receivables. Deferred charges and other assets included deferred rent resulting from recognition of income as required by generally accepted accounting principles, lease commissions and prepaid expenses. Accounts payable included amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of security deposits, prepaid rent and accrued property taxes.

The $11,000,000 mortgage on Curlew Crossing matured on March 31, 1996. The lender, USAA Real Estate Company ("the Adviser"), renewed the loan for a period of two years at an annual interest rate of 8.25% to reflect market rates at the time of maturity. This rate is a decrease from the 10.25% paid in March 1996 which was based on the lesser of 12% or prime rate plus two percent. Interest is payable monthly with the principal due March 31, 1998.

In April 1996, the Partnership received $220,400 as a result of land condemned at Curlew Crossing by the Florida Department of Transportation ("FDOT"). This represented a good faith estimate of the value of the land actually taken. The land was condemned in connection with the widening of Curlew Road. Contrary to early concerns regarding the extent and nature of the condemnation, no parking, access or structure at Curlew was included in the taking. During 1996, the tenant of two out parcels, containing approximately 15,700 square feet, has claimed the right to terminate its respective leases based upon the FDOT taking. The Partnership has initiated legal action against the defaulted tenant and is currently seeking a summary declaration by the Court regarding the continuing nature of the leases as well as recovery of the rent and other sums due under the leases. Following the adjudication of this tenant related action, a final determination will be made regarding the total damages due from the FDOT to the Partnership as a result of the condemnation. Resolution of both the tenant action and condemnation proceeding are anticipated by the third quarter of 1997.

Substantial completion of the improvements for Hospitality
Franchise Systems, Inc. ("HFS") at the Ramada property in
Phoenix, Arizona occurred October 31, 1996. The Partnership funded approximately $1.2 million related to its commitment for improvements from the working capital reserve of the Partnership.

During the tenant improvement phase, the base rent due from HFS was at a reduced rate and HFS was responsible for all operating expenses of the property. Upon substantial completion of the improvements, the rental rate increased to approximately $14.61 per square foot annually and HFS will pay its proportionate share of operating expenses which exceed $7.00 per square foot annually.

During the fourth quarter, a small parcel of land adjacent to the Ramada property was purchased for approximately $72,000. The Partnership purchased the property to be used for additional parking. Market interest in the area surrounding the Ramada property has been increasing. As a result of this interest, the remaining two buildings at the Ramada property are scheduled for renovation which will begin in March 1997. Renovations will include improvements to comply with the Americans With Disabilities Act, and heating, air conditioning and exterior renovations. The total cost of renovations will be approximately $900,000 to be paid from the working capital reserve of the Partnership.

The Manhattan Towers Buildings in Manhattan Beach, California were 100% leased to Hughes Aircraft Company until August 31, 1996. Control of the daily operations was assumed upon expiration of the Hughes lease. As part of the marketing campaign to re-lease the property, the name of the property was changed from Parkview Plaza to Manhattan Towers. Along with this name change, the property will undergo repairs and renovations to the lobby area, corridors and parking lot, as well as exterior landscaping and signage. The cost of these renovations is estimated to be $2.7 million to be funded from the working capital reserve of the Partnership. In addition, subterranean water damage was discovered in the parking garage. Engineers and other consultants were hired to assess the damage and determine the appropriate remediation. The cost of the repairs to the parking garage is estimated to be $1.1 million and will be funded from the working capital reserve of the Partnership.

Since the expiration of the Hughes lease in August 1996, significant leasing activity has occurred. Hughes Aircraft Company negotiated a one-year lease for 79,647 square feet at an annual rate of $12 gross per square foot with an expiration date of August 31, 1997. The previous annual rental rate was approximately $22.64 net per square foot for the entire 301,457 square feet of net leasable area.

Other leases signed have terms from three to five years at an annual rental rate of $13.80 per square foot. One of the five year leases provided for an allowance for tenant improvements at $6.00 per square foot for a total of $74,274 to be paid out of the working capital reserve of the Partnership.

A sixty-two month lease was signed during the fourth quarter for 11,553 square feet. This lease commenced February 1, 1997 and ends March 31, 2002. The lease provides for an annual rental rate of $19.20 per square foot. An allowance for tenant improvements was provided for a total of approximately $404,000 to be paid from the working capital reserve of the Partnership.

As of December 31, 1996, these leases at Manhattan Towers total 145,796 of the 301,457 square feet, or 48%, of the total leasable area of the property. Rental rates for these new leases are lower than the previous rate charged to Hughes, reflecting the current market conditions in the area surrounding the property. One of the two buildings at this property remains vacant. Several large tenant prospects have expressed interest in leasing the vacant building.

The Manhattan Towers mortgage loan matured on August 31, 1996. The lender, Las Colinas Management Company, an affiliate of the General Partner, renewed the loan for a period of two years at an annual interest rate of 9.57% to reflect market rates at the time of maturity. The loan was converted to monthly interest only payments with the principal of $15,000,000 due September 30, 1998. This change in payment terms of the mortgage loan resulted in a decrease in monthly debt service payments of approximately $190,000.

During the year ended December 31, 1996, quarterly distributions totaling $1,087,603 and $10,985 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,098,588 in cash distributions. Total cash distributions to Partners for the year ended December 31, 1996 decreased as compared to the year ended December 31, 1995 to reserve cash for the renovations, tenant improvements and lease commissions required to re-lease Manhattan Towers upon expiration of the Hughes lease. Due to the expiration of the Hughes lease in August 1996, the two remaining vacant buildings at Ramada and the vacancy at Curlew Crossing, tenant improvements and lease commissions will be required at all of the Partnership properties and will be funded from the Partnership's working capital reserve. Management evaluates reserves and the availability of funds for distribution to Partners on a continuing basis based on anticipated leasing activity and cash flows available from the Partnership investments.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-year period ended December 31, 1996, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same period were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

During 1995 and 1994, lease agreements between the Partnership and tenants at two properties were absolute triple net leases. Under an absolute triple net lease, the lessee is required to make all payments for expenses related to the use and occupation of the leased premises, including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, the Partnership receives rental income and the lessee absorbs all such expenses.

Rental properties increased at December 31, 1996 as compared to December 31, 1995 due primarily to improvements at Ramada for HFS, offset by depreciation. The decrease in cash and cash equivalents was due to payment for tenant improvements for HFS. Deferred charges and other assets decreased at December 31, 1996 primarily due to amortizing deferred charges. Other deposits held decreased as a result of using the deposit held as a contribution toward tenant improvements for HFS. Accrued expenses and other liabilities decreased at December 31, 1996 due to a decrease in prepaid rent.

Rental income decreased for the year ended December 31, 1996 as compared to December 31, 1995 primarily as a result of the expiration of the Hughes lease at Manhattan Towers. Hughes provided monthly rent revenue of $568,748. Rental income increased for the year ended December 31, 1995 as compared to December 31, 1994 due to the write-down of a deferred rent receivable on Manhattan Towers in 1993. Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. The deferred rent receivable remaining after the original maturity date of the mortgage loan (March 31, 1995) was written off in 1993; therefore, income recognized after March 31, 1995 was actual rent received.

Depreciation expense increased for the year ended December 31, 1996 due to two months of depreciation on the tenant improvements for HFS. The write-down on Manhattan Towers in 1994 caused the decrease in depreciation as of December 31, 1995. Other direct expenses increased for 1996 as compared to 1995 as a result of assuming control of the operations at both Manhattan Towers and Ramada. Prior to the Hughes lease expiration on August 31, 1996, at Manhattan Towers, Hughes was responsible for all operating expenses under their triple net lease. Prior to substantial completion of the tenant improvements at Ramada for HFS on October 31, 1996, HFS was responsible for all operating expenses. Operating expenses for Manhattan Towers accounted for approximately $500,000 of the increase in other direct expenses at December 31, 1996. Operating expenses for the Ramada property accounted for approximately $100,000 of the increase. The default by a tenant at Curlew Crossing caused an increase in property taxes and bad debt expense. Other direct expenses were higher for 1995 as compared to 1994. Contributing to this increase was an increase in property insurance expense at Manhattan Towers and an increase in bad debt expense at Curlew Crossing. Property tax expense was also higher at Curlew Crossing due to a credit in 1994 resulting from a tax protest. The gain on disposal of rental property at December 31, 1996 was a result of the land condemnation at Curlew Crossing. See "Liquidity and Capital Resources". An investment property write-down was recognized on Manhattan Towers in 1994.

Interest income decreased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to lower cash balances. An increase in interest rates and a higher cash reserve accounted for the increase in interest income for the year ended December 31, 1995.

General and administrative expenses increased for the year ended 1996 as compared to the year ended 1995. An increase in legal expenses accounted for approximately half of the increase. Legal fees were incurred as a result of the default by a tenant and the land condemnation at Curlew Crossing and new leases at Manhattan Towers. Lease commissions at Manhattan Towers accounted for the remaining increase in general and administrative expenses. General and administrative expenses decreased in 1995 as compared to 1994 due to a decrease in printing charges and legal fees.
The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. The decrease in management fees for the year ended 1996 was primarily caused by the expiration of the Hughes lease at Manhattan Towers.

Interest expense decreased for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The interest rate on the Curlew Crossing mortgage loan was decreased to 8.25% as compared to the 10.5% paid December 31, 1995. Interest expense on the Manhattan Towers loan decreased due to principal balance reductions through August 31, 1996. The decrease in interest expense for 1995 as compared to 1994 reflected a decrease in the interest rate charged on the Manhattan Towers mortgage loan attributable to the loan modifications in 1994 and a decrease in the loan balance from forgiveness of debt and principal payments. Slightly offsetting this decrease was an increase in interest paid on the Curlew Crossing mortgage. The Curlew Crossing mortgage is based on the prime rate and the changes in expense for this mortgage were a result of changes in the prime rate.

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

Item 8.  Financial Statements and Supplementary Data

                   USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                                  BALANCE SHEETS
                            DECEMBER 31, 1996 AND 1995

                                                         1996          1995
ASSETS

Rental properties, net (notes 3, 4 and 7)          $  39,262,249    39,125,747
Temporary investments, at cost which approximates
     market value -
     Money market fund                                 9,301,147    12,202,023
Cash                                                     118,000       573,020
   Cash and cash equivalents                           9,419,147    12,775,043

Accounts receivable, net of allowance for doubtful
  accounts of $90,000 and $12,000                        555,959       419,871
Deferred rent                                          2,882,064     1,841,535
Deferred charges and other assets, at amortized cost   1,646,751     2,218,611

                                                   $  53,766,170    56,380,807


LIABILITIES AND PARTNERS' EQUITY

Mortgages payable to affiliates (notes 7 and 8)    $  26,000,000    27,818,182
Accounts payable, including amounts due
   to affiliates of $101,194 and $65,139                 414,274       138,535
Other deposits held                                       18,485     2,761,130
Accrued expenses and other liabilities                   326,166       837,192
         Total liabilities                            26,758,925    31,555,039

Partners' equity:
   General Partner:
      Capital contribution                                 1,000         1,000
      Cumulative net earnings                             14,982       (17,819)
      Cumulative distributions                          (269,199)     (258,214)
                                                        (253,217)     (275,033)
   Limited Partners (111,549 units):
      Capital contributions, net of offering costs    52,428,030    52,428,030
      Cumulative net earnings                          1,483,181    (1,764,083)
      Cumulative distributions                       (26,650,749)  (25,563,146)
                                                      27,260,462    25,100,801
         Total Partners' equity                       27,007,245    24,825,768

                                                   $  53,766,170    56,380,807


See accompanying notes to financial statements.

                        USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                                    STATEMENTS OF INCOME
                         Years Ended December 31, 1996, 1995 and 1994

                                                         1996          1995          1994
INCOME

Rental income                                      $   7,930,447     9,694,383     9,249,018
Less direct expenses, including
   depreciation of $1,509,109
   $1,477,439 and $2,324,394                          (2,543,615)   (1,743,046)   (2,533,232)
Gain on disposal of rental property                      157,852            --            --
Provision for investment property write-down (note 4)         --            --   (21,164,478)

     Net operating income (loss) (note 6)              5,544,684     7,951,337   (14,448,692)
Interest income (note 8)                                 592,123       648,218       343,378

         Total income (loss)                           6,136,807     8,599,555   (14,105,314)


EXPENSES

General and administrative (note 8)                      459,834       366,291       412,691
Management fee (note 8)                                   60,523       168,389       149,216
Interest (note 8)                                      2,336,385     2,766,034     4,390,598
         Total expenses                                2,856,742     3,300,714     4,952,505
Income (loss) before extraordinary item                3,280,065     5,298,841   (19,057,819)
Extraordinary gain on debt forgiveness (note 4)               --            --    20,800,000
Net income                                         $   3,280,065     5,298,841     1,742,181

Net income (loss) per limited partnership unit
  before extraordinary item                        $       29.11         47.03       (169.14)
Extraordinary item                                            --            --        184.60
Net income per limited partnership unit            $       29.11         47.03         15.46

See accompanying notes to financial statements.

                       USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                                STATEMENTS OF PARTNERS' EQUITY
                        Years Ended December 31, 1996, 1995 and 1994

                                                       General       Limited
                                                       Partner       Partners       Total
Balances at December 31, 1993                      $    (311,640)   21,476,661    21,165,021

Net income                                                17,422     1,724,759     1,742,181

Distributions                                            (16,901)   (1,673,236)   (1,690,137)

Balances at December 31, 1994                           (311,119)   21,528,184    21,217,065

Net income                                                52,988     5,245,853     5,298,841

Distributions                                            (16,902)   (1,673,236)   (1,690,138)

Balances at December 31, 1995                           (275,033)   25,100,801    24,825,768

Net income                                                32,801     3,247,264     3,280,065

Distributions                                            (10,985)   (1,087,603)   (1,098,588)

Balances at December 31, 1996                      $    (253,217)   27,260,462    27,007,245



See accompanying notes to financial statements.

                        USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                         Years Ended December 31, 1996, 1995 and 1994

                                                         1996          1995          1994
Cash flows from operating activities:
   Net income                                      $   3,280,065     5,298,841     1,742,181
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                  1,509,109     1,477,439     2,324,394
         Amortization                                    105,325        84,471        57,759
         Provision for investment property write-down         --            --    21,164,478
         Gain on debt forgiveness                             --            --   (20,800,000)
         Decrease (increase) in accounts receivable     (136,088)     (335,001)      169,410
         Decrease (increase) in deferred charges
           and other assets                             (573,994)     (334,751)       91,275
         Increase (decrease) in accounts payable,
           accrued expenses and other liabilities     (2,977,932)    2,820,522    (1,910,760)
         Gain on disposal of rental property            (157,852)           --            --
         Loss on early retirement of fixed assets         10,598            --            --
         Other adjustments                                    --         7,118            --

           Cash provided by operating activities       1,059,231     9,018,639     2,838,737

Cash flows from investing activities:
   Additions to rental properties                     (1,718,757)           --       (22,771)
   Proceeds from disposal of rental properties           220,400            --            --

           Cash used in investing activities          (1,498,357)           --       (22,771)

Cash flows from financing activities:
   Repayment of mortgages payable                     (1,818,182)   (2,727,273)     (454,545)
   Distributions to partners                          (1,098,588)   (1,690,138)   (1,690,137)

           Cash used in financing activities          (2,916,770)   (4,417,411)   (2,144,682)

Net increase (decrease) in cash and cash equivalents  (3,355,896)    4,601,228       671,284

Cash and cash equivalents at beginning
   of year                                            12,775,043     8,173,815     7,502,531

Cash and cash equivalents at end of year           $   9,419,147    12,775,043     8,173,815


See accompanying notes to financial statements.

          USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                 December 31, 1996, 1995 and 1994


1. Organization, Summary of Significant Accounting Policies and
   Other

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

  Rental properties are valued at cost. The carrying amount of a property is not changed for temporary fluctuations in value unless the carrying value is believed to be permanently impaired. In 1995, the Partnership adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("Statement 121").
  Statement 121 provides guidance for determining impairment of long-lived assets utilizing undiscounted future cash flows. The assessment for and measurement of impairment is based upon the undiscounted cash flows and fair value, respectively, of the individual properties. Based on the provisions of Statement 121, the Partnership's long-lived assets, real estate and improvements are not considered impaired. The adoption of Statement 121 had no financial statement impact.

  Depreciation is provided over the estimated useful lives of the properties using the straight-line method. The estimated useful lives of the buildings and improvements are 30 years
  (19 - 39 years for Federal income tax purposes).

  Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Rental income recognized was $1,048,477 more, $874,036 more and $399,737 less than the amount due per the lease agreements for the years ended December 31, 1996, 1995 and 1994, respectively.

  Deferred rent results from recognition of income as required by generally accepted accounting principles.

  A land lease receivable, arising from the sale of improvements at a rental property, was accounted for in accordance with generally accepted accounting principles, whereby the carrying amount of the receivable was reduced by a portion of the payment received on the ground lease.

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

  Cash distributions per limited partnership unit were $9.75 for 1996 and $15.00 for 1995 and 1994, and were based on the limited partnership units outstanding at each quarter end and the cash distributions allocated to Limited Partners.

  Certain 1995 balances have been reclassified to conform to the 1996 presentation.


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


3. Rental Properties

  Rental properties at December 31 consisted of the following:

                                        1996         1995

     Buildings and improvements      $54,041,957   52,405,717
     Land                              8,970,396    8,961,025
                                      63,012,353   61,366,742
     Less accumulated depreciation   (23,750,104) (22,240,995)
                                     $39,262,249   39,125,747

4. Provision for Investment Property Write-Down

  On October 31, 1994, after lengthy negotiations with the third-party lender, the $40,800,000 non-recourse loan was purchased from the lender for $20,000,000 by Las Colinas Management Company ("LCMC"), an affiliate of the General Partner. Effective with the loan acquisition, LCMC modified the terms of the loan to the Partnership whereby $20,800,000 of the loan balance was forgiven, resulting in a loan principal balance of $20,000,000. The Partnership recognized an extraordinary income item for the gain on debt forgiveness in the amount of $20,800,000. Other modifications in loan terms included extension of the loan maturity date from March 15, 1995 to August 31, 1996, the date of expiration of the single-tenant lease at Manhattan Towers. Payment terms were revised from semi-annual payments of interest-only to monthly payments including principal of approximately $227,000 plus interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") plus .625%. On October 31, 1994, the Partnership reimbursed LCMC for fees paid to the third-party lender, legal fees and filing fees of approximately $693,000, in addition to accrued interest of approximately $309,000 for the period from September 16, 1994, the date of the previous semi-annual interest payment, to October 31, 1994.

  Under generally accepted accounting principles, a review of an asset's value is required when events indicate that the carrying amount of the asset may not be recoverable. Acquisition of the loan by an affiliate of the General Partner at a $20,800,000 discount resulted in a review of value of the Manhattan Towers property. Through analysis it was determined that a permanent impairment of value had occurred on Manhattan Towers. Accordingly, a provision for investment property write-down was recorded at December 31, 1994 for $21,164,478, the amount by which the carrying value of the asset exceeded $20,000,000, the amount determined to be the fair value of the property.


5. Minimum Future Rentals

  Operating leases with tenants have remaining terms from eight months to 26 years. Minimum future rentals are cash payments to be received under non-cancelable leases over the lease terms and do not necessarily represent rental income under generally accepted accounting principles. Rental income reported in the Statements of Income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Approximate minimum future rentals are as follows:

                   1997         $ 4,076,000
                   1998           3,600,000
                   1999           3,411,000
                   2000           3,049,000
                   2001           3,039,000
                   Thereafter    20,979,000
                                $38,154,000


6. Triple Net Leases

  During 1995 and 1994, lease agreements between the Partnership and tenants at two properties were absolute triple net lease arrangements whereby the lessee was required to make all payments for expenses related to the use and occupation of the leased premises including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, net operating income for 1995 and 1994 reflects only rental income and excludes all expenses directly related to the operations of the properties as payments for such expenses are made directly by the respective lessees.

7. Mortgages Payable

  Mortgages payable to affiliates at December 31 consisted of the following:

                                          1996          1995
    First mortgage note payable,
      interest at 8.25%, due March 31,
      1998, interest only payable
      monthly; secured by rental property
      with a depreciated cost of
      approximately $7,590,000.        $11,000,000    11,000,000

    First mortgage note payable,
      interest at 9.57%, due September 30,
      1998, interest only payable monthly;
      secured by rental property with a
      depreciated cost of approximately
      $18,842,000.                      15,000,000    16,818,182
                                       $26,000,000    27,818,182


  Cash payments for interest expense were $2,105,667, $2,420,902 and $5,422,625 for 1996, 1995 and 1994,
  respectively.


8. Transactions with Affiliates

  USAA Real Estate Company (the Adviser) may receive property acquisition fees of up to 4% of the gross offering proceeds, real estate brokerage commissions of up to 1% of the aggregate selling prices of property sold and management fees equal to 4% of Cash Receipts from Operations not to exceed 9% of adjusted cash flow from the Partnership.

  Through January 1995, the Partnership had funds invested in USAA Mutual Fund, Inc. and earned interest thereon at market rates.

  An affiliate of the General Partner, Las Colinas Management
  Company, received monthly payments of principal of $227,272.72 plus interest at one-month LIBOR plus .625% through August 31, 1996. The mortgage loan was converted to interest only payments at an interest rate of 9.57%.

  Quorum Real Estate Services Corporation (also known as USAA Realty Company), an affiliate of the General Partner, provides property management and leasing services for the properties and may receive fees of up to 6% of the property cash receipts for those services.

  A summary of transactions with affiliates follows:

                      Reimbursement   Interest   Management     Lease      Interest
                     of Expenses (1)   Income       Fees     Commissions  Expense (2)    Total
USAA Mutual
Fund, Inc.:
  1996             $             --         --          --           --           --          --
  1995                           --     (1,262)         --           --           --      (1,262)
  1994                           --    (36,253)         --           --           --     (36,253)

USAA Real Estate
Company:
  1996                      200,417         --      60,523           --      964,529   1,225,469
  1995                      162,493         --     168,389           --    1,191,014   1,521,896
  1994                      174,407         --     149,216           --    1,005,973   1,329,596

Las Colinas
Management
Company:
  1996                           --         --          --           --    1,141,138   1,141,138
  1995                           --         --          --           --    1,229,888   1,229,888
  1994                           --         --          --           --      208,656     208,656

Quorum Real Estate
Services Corporation:
  1996                       85,876         --      63,446       30,541           --     179,863
  1995                       47,548         --      46,628       22,816           --     116,992
  1994                       41,652         --      46,501       24,824           --     112,977


(1)  Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.
(2)  Represents interest expense at market rate on mortgage loans (note 7).

9. Income Taxes

  A reconciliation of financial statement net income to taxable income (loss) follows:

                                      1996        1995         1994

  Net income -
     financial statement basis   $ 3,280,065     5,298,841   1,742,181
  Adjusted by:
     Excess tax depreciation
       over financial statement
       depreciation               (2,677,702)   (2,695,639) (1,849,019)
     Increase (decrease) in
       prepaid rent                 (521,993)      569,123    (687,208)
     Decrease (increase) in deferred
       rent and land costs          (557,275)      525,592     147,025
     Investment property write-down     --            --    21,164,478
     Book bad debt expense in
       excess of tax bad debt
       expense                        78,000        12,000        --
     Other reconciling items          19,673       (68,354)     31,271
  Taxable income (loss)           $ (379,232)    3,641,563  20,548,728


10. Major Customer Information

  During 1996, the Partnership recorded approximately
  $1,644,000 and $4,869,000 of rental income from two major tenants which represented approximately 21% and 62% respectively of total rental income for 1996.

  During 1995, the Partnership recorded approximately
  $1,246,000 and $6,679,000 of rental income from two major tenants which represented approximately 13% and 69% respectively of total rental income for 1995.

  During 1994, the Partnership recorded approximately
  $1,652,000 and $6,241,000 of rental income from two major tenants which represented approximately 18% and 67% respectively of total rental income for 1994.


11. Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents approximates fair value because of the short maturities of these instruments.

  The carrying amount of the mortgages payable at December 31, 1996 approximates fair value since these two mortgages payable were re-negotiated during 1996 to interest rates currently being offered for mortgage loans with similar characteristics and maturities.

  The current fair value of the mortgages payable at December
  31, 1995 was approximately $27,395,000, estimated by discounting the future cash flows using interest rates currently being offered for mortgage loans with similar characteristics and maturities.

                   Independent Auditors' Report


The Partners
USAA Income Properties III Limited Partnership:

  We have audited the accompanying balance sheets of USAA
Income Properties III Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAA Income Properties III Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         /S/KPMG PEAT MARWICK LLP
                                         KPMG PEAT MARWICK LLP

San Antonio, Texas
February 3, 1997

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.

                             Part III


Item 10. Directors and Executive Officers of the Registrant

       The General Partner of the Partnership is USAA Properties
III, Inc., a Texas corporation.

       As of January 1, 1997, the directors and executive officers of the General Partner were as follows:


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

       S. Wayne Peacock          Vice President -
                                 Portfolio Management

       David A. Rosales          Assistant Vice President -
                                 Controller

       Susan T. Wallace          Assistant Vice President -
                                 Acquisitions and Dispositions

       David M. Holmes           Assistant Vice President -
                                 Capital Investments

       Stephen S. King           Assistant Vice President -
                                 Western Region

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

       The age and business experience of each of the directors and executive officers of the General Partner is as follows:

       Edward B. Kelley, 56, joined USAA in April 1989 and is Vice Chairman, President, Chief Executive Officer and Director of USAA Real Estate Company and Chairman, President, Chief Executive Officer and Director of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate - Midwest, Inc., and Las Colinas Management Company. He also serves as Chief Executive Officer, President and Director of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. Mr. Kelley is also Chairman of the Board, Chief Executive Officer and Director of USAA Equity Advisors, Inc. Mr. Kelley serves as President and Director of USAA Health Services, Inc. All of the previously named companies are affiliates of the General Partner. He graduated from St. Mary's University of San Antonio, Texas with a Bachelor of Business Administration Degree in Finance in 1964 and was awarded a Master of Business Administration Degree, in Finance, by Southern Methodist University, Dallas, Texas in 1967. Mr. Kelley was employed by Barshop Enterprises, Inc., of San Antonio, Texas from July 1980 until April 1989 where he was President and an Advisory Director of Barshop Enterprises, Inc. and its corporate subsidiaries. The Barshop group of companies is engaged in the development, management and ownership of commercial real estate properties in San Antonio and other Texas cities. He is past Chairman of the Board and a member of the Executive Committee of the Greater San Antonio Chamber of Commerce; past member of the Board of Directors, Executive Committee, and past President of the San Antonio chapter of the National Association of Industrial and Office Parks; past member of the Board of Directors of the San Antonio Economic Development Foundation, and past Chairman of the Board of Trustees of St. Mary's University and its Executive Committee. Mr. Kelley is a member of the Board of Directors and Executive Committee, Vice President of the Board of Directors, and Chairman of the 1994 Friends of Scouting Bexar County Campaign, as well as the President of the Alamo Area Council of Boy Scouts of America; member of the Board of Trustees of St. Mary's University; member of the Board of Trustees of the Baptist Children's Home of San Antonio; member of the Board of Directors of the San Antonio Economic Development Foundation; member of Board of Trustees for the United Way of San Antonio and Bexar County; and a member of the Board of Directors of the American Industrial Properties REIT
(AIP).

       T. Patrick Duncan, 47, is Senior Vice President - Real Estate Operations and Director of USAA Real Estate Company, USAA Real Estate Equities, Inc. and USAA Health Services, Inc. He also serves as Senior Vice President, Director and Vice Chairman of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and Las Colinas Management Company. All of the previously named companies are affiliates of the General Partner. He is a 1972 graduate of the University of Arizona and was awarded the Bachelor of Science Degree with a dual major in Accounting and Finance. Prior to joining USAA in 1986, Mr. Duncan was an audit manager with Deloitte Touche and Company and Comptroller of Trammell Crow Company in Dallas, Texas. Mr. Duncan is a Certified Public Accountant and holds a Texas Real Estate Brokers License. He holds memberships in the Texas and Arizona State Boards of Accounting, the Texas and Arizona State Societies of Certified Public Accountants, the International Council of Shopping Centers, the Urban Land Institute, The National Association of Real Estate Investment Managers and the Pension Real Estate Association. Mr. Duncan serves on the Board of Trustees and is Chairman of the Finance Committee of the Daughters of Charity; and Board member of the North San Antonio Chamber of Commerce, as well as Chairman of its Governmental Affairs Council. Mr. Duncan is a Board member of Meridian Industrial Trust and American Industrial Trust, two public REITs traded on the New York Stock Exchange. Mr. Duncan serves on various committees of these two entities.

       Randal R. Seewald, 43, began his career with USAA in 1976, and is currently Vice President, Director, Secretary and Legal Counsel of USAA Real Estate Development Company, USAA Real Estate Management Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., Quorum Real Estate Services Corporation, USAA Real Estate-Midwest, Inc., La Paz, Inc., USAA Equity Advisors, Inc., USAA Health Services, Inc., and Las Colinas Management Company. He is also Vice President, Secretary and Legal Counsel of USAA Real Estate Company and USAA Real Estate Equities, Inc. Mr. Seewald serves as Vice President, Legal Counsel, Treasurer and Secretary of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Seewald holds a Bachelor of Business Administration from Texas A&M University and a J.D. from St. Mary's University School of Law. He is a member of the State Bar of Texas, the American Bar Association, the San Antonio Bar Association, and the American Corporate Counsel Association.

       Martha J. Barrow, 49, is Vice President, Administration and Finance, and Treasurer of USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, Quorum Real Estate Services Corporation, USAA Health Services, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate-Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. Ms. Barrow serves as President of USAA Equity Advisors, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Barrow joined USAA in June 1983. Prior to her joining USAA, she served as a Tax Accountant of La Quinta Motor Inns, Inc. and as Senior Accountant with NL Industries. She is a Certified Public Accountant in the state of Texas and is a member of the Texas Society of Certified Public Accountants and the American Institute of Certified Public Accounts. She is a license holder for Securities Registration Series 7, Series 63, and Series 24. Ms. Barrow holds a Bachelor of Business Administration in Accounting from Pan American University and an Master of Business Administration from St. Mary's University. She is a member of the National Association of Real Estate Investment Managers (NAREIM), the National Council of Real Estate Investment Fiduciaries (NCREIF), and the American Real Estate Society
(ARES).

       S. Wayne Peacock, 38, is Vice President, Portfolio Management of USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Quorum Real Estate Services Corporation, USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Equity Advisors, Inc., USAA Real Estate Development Company, and USAA Real Estate-Midwest, Inc. He is also a Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Peacock joined USAA in January 1992. Mr. Peacock has previous real estate experience with Coldwell Banker and Merrill Lynch. He graduated in 1981 from Tulane University, New Orleans, Louisiana, where he received a Bachelor of Arts degree in Economics. Mr. Peacock is a Certified Commercial Investment Manager (CCIM). He holds memberships in the San Antonio Board of Realtors and CCIM.

       David A. Rosales, 40, is Assistant Vice President - Controller for USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, USAA Equity Advisors, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate - Midwest, Inc., USAA Real Estate

Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. He is also Assistant Vice President, Controller of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Rosales joined USAA in September 1983. He holds a Bachelor of Business Administration from St. Mary's University and an Master of Business Administration from Our Lady of the Lake University. He is a Certified Public Accountant in the state of Texas and holds memberships in the Texas Society of CPAs, the San Antonio chapter of CPAs and the American Institute of CPAs. Mr. Rosales also holds memberships in the National Association of Real Estate Companies and the National Council of Real Estate Investments Fiduciaries. He serves as Chairman of the Board of Communities in Schools-San Antonio, Inc.

       Susan T. Wallace, 42, is Assistant Vice President, Real Estate Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc.,
L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and USAA Real Estate Equities, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Wallace attended Bowling Green State University in Bowling Green, Ohio and the University of Cincinnati in Cincinnati, Ohio. From December 1983 until September 1988 she served as Director with USAA Real Estate Company where she was responsible for the identification of equity investments and acquisition of the identified investments. Prior to joining USAA Real Estate Company, she was Project Director and Division Manager for Gibraltar Savings Association of Houston, Texas. Ms. Wallace holds a Texas Real Estate License, is a graduate of the Realtors Institute and is a member of the San Antonio and Texas Board of Realtors, the National Association of Realtors, the National Association of Real Estate Investment Managers and the International Association of Corporate Real Estate Executives. Ms. Wallace serves on the Board of Governors for the Affordable Housing Investors Council.

         David M. Holmes, 36, is Assistant Vice President, Capital Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L.A. Wilshire One, Inc., and USAA Real Estate-Midwest, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Holmes joined USAA in May 1985. His responsibilities include new property acquisition and capital market activities. Mr. Holmes currently oversees over 2 million square feet of office and industrial development. He also acts as the primary contact for real estate securitization transactions and coordinates contact with banking relationships, alliance partners and other third party development or financing sources. Prior to joining USAA, Mr. Holmes was a tax consultant for Touche Ross & Company in San Antonio. He is a 1982 graduate of Trinity University, San Antonio, Texas, where he received a Bachelor of Business Administration with a concentration in Accounting and Finance and is a Certified Public Accountant. He has served on the Board of Directors of Big Brothers and Sisters of San Antonio and as a member of the Finance Committee of the San Antonio Public Library.

       Stephen S. King, 40, is Assistant Vice President -
Western Region of USAA Real Estate Company, L.A. Wilshire One, Inc., La Paz, Inc., USAA Investors I, Inc., USAA Properties III, Inc., and USAA Properties IV, Inc. All of the previously named companies are affiliates of the General Partner. Mr. King joined USAA in July 1993. Prior to joining USAA, Mr. King had fifteen years of professional real estate development, construction and management experience. He graduated in 1978 from Texas A&M University, where he received a Bachelor of Arts in Economics. Mr. King is a licensed California Broker, a member of the Institute of Real Estate Management (IREM), the Building Owners and Managers Association (BOMA), the National Association of Realtors, and the Lincoln Club of Orange County.

Item 11. Executive Compensation

       The directors and officers of the General Partner of the Partnership receive no current or proposed remuneration from the Partnership or the General Partner.

       The General Partner is entitled to receive a share of cash distributions, profits and losses and sales and refinancing proceeds as described under the caption "Compensation and Fees" at pages 11-14 and "Profits and Losses and Cash Distributions" at pages 33-36 of the Prospectus, dated May 6, 1985, filed pursuant to Rule 424(b). Copies of these pages are attached hereto as
Exhibit 99.b and incorporated herein by reference. For the year ended December 31, 1996, the General Partner received cash distributions of $10,985.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management

(a)  Security Ownership of Certain Beneficial Owners

                Name and
               Address of         Amount and
 Title of      Beneficial     Nature of Beneficial    Percent of
  Class          Owner           Ownership(1)            Class

Units of     USAA Properties      6,323 Units              5.7%
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

     An affiliate of the General Partner, Las Colinas
Management Company, received monthly payments of principal of $227,272.72 plus interest at the one-month London Interbank Offered Rate (LIBOR) plus .625%, in connection with the Manhattan Towers note payable through August 1996. The mortgage loan was then converted to interest only payments at an annual interest rate of 9.57% with the principal of $15,000,000 due September 30, 1998.

     An affiliate of the General Partner, Quorum Real Estate Services Corporation (also known as USAA Realty Company), provides property management and leasing services for the properties and may receive fees of up to 6% of property cash receipts for those services.

     A summary of transactions with affiliates follows for the years ended December 31, 1996, 1995 and 1994.

                      Reimbursement   Interest   Management     Lease      Interest
                     of Expenses (1)   Income       Fees     Commissions  Expense (2)    Total
USAA Mutual
Fund, Inc.:
  1996             $             --         --          --           --           --          --
  1995                           --     (1,262)         --           --           --      (1,262)
  1994                           --    (36,253)         --           --           --     (36,253)

USAA Real Estate
Company:
  1996                      200,417         --      60,523           --      964,529   1,225,469
  1995                      162,493         --     168,389           --    1,191,014   1,521,896
  1994                      174,407         --     149,216           --    1,005,973   1,329,596

Las Colinas
Management
Company:
  1996                           --         --          --           --    1,141,138   1,141,138
  1995                           --         --          --           --    1,229,888   1,229,888
  1994                           --         --          --           --      208,656     208,656

Quorum Real Estate
Services Corporation:
  1996                       85,876         --      63,446       30,541           --     179,863
  1995                       47,548         --      46,628       22,816           --     116,992
  1994                       41,652         --      46,501       24,824           --     112,977


(1)  Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.
(2)  Represents interest expense at market rate on mortgage loans.

                             PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

         The following documents are filed as part of this report.


(a)   1. Financial Statements

         The following financial statements, notes to financial statements and independent auditors' report are included in Part
II Item 8:

         Balance Sheets as of December 31,
           1996 and 1995

         Statements of Income for the
           Years Ended December 31, 1996,
           1995 and 1994

         Statements of Partners' Equity for
           the Years Ended December 31,
           1996, 1995 and 1994

         Statements of Cash Flows for the
           Years Ended December 31, 1996,
           1995 and 1994

         Notes to Financial Statements

         Independent Auditors' Report


   2.    Financial Statement Schedules

         Valuation and Qualifying Accounts
           for the Years Ended December 31,
           1996, 1995 and 1994 (Schedule II)

         Real Estate and Accumulated
           Depreciation as of December 31,
           1996 (Schedule III)

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

  27     Financial Data Schedule

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


SCHEDULE II      USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                       Valuation and Qualifying Accounts
                  Years Ended December 31, 1996, 1995 and 1994

                        Balance          Additions                       Balance
                     at Beginning    charged to costs                     at end
     Description       of period       and expenses       Deductions    of period
Allowance for doubtful
       accounts

         1996       $   12,000             78,387              387        90,000

         1995       $       --             12,118              118        12,000

         1994       $       --                131              131            --



SCHEDULE III      USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                     Real Estate and Accumulated Depreciation
                                December 31, 1996

                                                                                     Cost Capitalized
                                                         Initial Cost to               Subsequent to
                                                           Partnership                   Acquisition
                                                                Buildings
  Year of         Date                                             and         Improve-       Carrying
Construction    Acquired         Description         Land      Improvements      ments         Costs

    1985      Mar. 31, 1986  Curlew Crossing
                             Shopping Center
                             Clearwater, FL      $ 3,700,000    15,717,762       2,394,250       --

    1985      Nov. 24, 1986  Manhattan Towers
                             Office Bldg.
                             Complex
                             Manhattan Beach, CA   6,500,000    60,062,552         432,558       --

    1964-     Dec. 5, 1986   Ramada World
    1973                     Headquarters Office
                             Bldg. Complex
                             Phoenix, AZ           4,000,000    11,443,225       1,213,637       --
                                                 $14,200,000    87,223,539       4,040,445       --

                                                        Gross Amount at Which
                                                         Carried at Close of
                                                                Period
                                                                Buildings   Total Investment Accumulated     Related
  Year of         Date                                             and        Properties    Depreciation   Mortgages
Construction    Acquired         Description         Land      Improvements    (2)(4)(6)       (1)(3)     Payable (5)

    1985      Mar. 31, 1986  Curlew Crossing
                             Shopping Center
                             Clearwater, FL        2,339,065     7,807,193      10,146,258    2,556,035     11,000,000

    1985      Nov. 24, 1986  Manhattan Towers
                             Office Bldg.
                             Complex
                             Manhattan Beach, CA   2,580,438    33,577,902      36,158,340   17,316,013     15,000,000

   1964-      Dec. 5, 1986   Ramada World
   1973                      Headquarters Office
                             Bldg. Complex
                             Phoenix, AZ           4,050,893    12,656,862      16,707,755    3,878,056            --
                                                   8,970,396    54,041,957      63,012,353   23,750,104     26,000,000

SCHEDULE III (continued)

NOTES:
(1) Depreciation is based on a 30 year life, straight-line method for buildings and 5 year life, straight-line method for personal property.  Tenant improvements are amortized over the life of the related lease using the straight-line method.
(2) Reconciliation of real estate:
    Balance at December 31, 1993                                           $    82,577,687
      Additions during period-improvements                                          22,771
      Deductions during period
        Retirements                                          $      (4,158)
        Investment property write-down (7)                     (21,164,478)    (21,168,636)
    Balance at December 31, 1994                                                61,431,822
      Deductions during period-retirements                                         (65,080)
    Balance at December 31, 1995                                                61,366,742
      Additions during period-improvements                                       1,718,757
      Deductions during period-retirements                                         (73,146)
    Balance at December 31, 1996                                           $    63,012,353

(3) Reconciliation of accumulated depreciation:
    Balance at December 31, 1993                                           $    18,501,282
      Depreciation during period                                                 2,324,394
      Deductions during period-retirements                                          (4,158)
    Balance at December 31, 1994                                                20,821,518
      Depreciation during period                                                 1,477,439
      Deductions during period-retirements                                         (57,962)
    Balance at December 31, 1995                                                22,240,995
      Depreciation during period                                                 1,509,109
    Balance at December 31, 1996                                           $    23,750,104

(4) The aggregate cost of real estate owned by the Partnership at December 31, 1996 for Federal income tax purposes is $95,052,180.
(5) The investment property is pledged as security for the mortgage payable for which there is no recourse to the Partnership.
(6) During 1994, it was determined that a permanent impairment of value was sustained at Manhattan Towers
    and the property was written down.   See note 4 in the Notes to Financial Statements.

                  INDEPENDENT AUDITORS' REPORT


THE PARTNERS
USAA INCOME PROPERTIES III LIMITED PARTNERSHIP:

Under date of February 3, 1997, we reported on the balance sheets of USAA Income Properties III Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                      /s/KPMG PEAT MARKWICK LLP
                                      KPMG PEAT MARWICK LLP

San Antonio, Texas
February 3, 1997

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

Date: March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Edward B. Kelley                    Date: March 25, 1997
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner


/s/T. Patrick Duncan                   Date: March 25, 1997
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President - Real Estate
Operations of the General Partner


/s/Randal R. Seewald                   Date: March 25, 1997
Randal R. Seewald
Director, Vice President,
Secretary and Legal Counsel

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