Form 10-Q
period 1997-03-31
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1997-05-12
CIK 764036

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                                or
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
Condensed Balance Sheets



                                                          March 31,
                                                             1997        December 31,
                                                         (Unaudited)         1996
Assets
Rental properties, net                                 $  40,077,090      39,262,249
Temporary investments, at cost
   which approximates market value-
      Money market fund                                    7,924,399       9,301,147
Cash                                                          58,242         118,000
   Cash and cash equivalents                               7,982,641       9,419,147

Accounts receivable, net of allowance for doubtful
   accounts of $90,000                                       617,573         555,959
Deferred rent                                              2,925,479       2,882,064
Deferred charges and other assets, at
   amortized cost                                          1,657,549       1,646,751

                                                       $  53,260,332      53,766,170


Liabilities and Partners' Equity
Mortgages payable to affiliates                        $  26,000,000      26,000,000
Accounts payable, including amounts due
   to affiliates of $75,084 and $101,194                     375,648         414,274
Accrued expenses and other liabilities                       721,876         344,651
         Total liabilities                                27,097,524      26,758,925

Partners' equity:
   General Partner:
      Capital contribution                                     1,000           1,000
      Cumulative net income                                    8,791          14,982
      Cumulative distributions                              (271,453)       (269,199)
                                                            (261,662)       (253,217)
   Limited Partners (111,549 units):
      Capital contributions, net of offering
         costs                                            52,428,030      52,428,030
      Cumulative net earnings                                870,287       1,483,181
      Cumulative distributions                           (26,873,847)    (26,650,749)
                                                          26,424,470      27,260,462
         Total Partners' equity                           26,162,808      27,007,245

                                                       $  53,260,332      53,766,170


See accompanying notes to condensed financial statements.

                              2

USAA Income Properties III Limited Partnership
Condensed Statements of Operations
Three months ended March 31, 1997 and 1996
(Unaudited)



                                                             1997            1996
Income
Rental income                                          $   1,178,422       2,618,865
Interest income                                              106,064         167,589
      Total income                                         1,284,486       2,786,454

Expenses
Direct expenses, $93,930 and $24,504
  to affiliates (note 1)                                     729,390         224,439
Depreciation                                                 397,566         369,151
General and administrative, $94,190 and
  $59,525 to affiliates (note 1)                             167,466         149,923
Management fee to affiliate (note 1)                          31,423          78,822
Interest, $577,726 and $538,366
  to affiliates (note 1)                                     577,726         624,412
      Total expenses                                       1,903,571       1,446,747
Net income (loss)                                      $    (619,085)      1,339,707

Net income (loss) per limited partnership unit         $       (5.49)          11.89


See accompanying notes to condensed financial statements.

                              3

USAA Income Properties III Limited Partnership
Condensed Statements of Cash Flows
Three months ended March 31, 1997 and 1996
(Unaudited)



                                                             1997            1996
Cash flows from operating activities:
   Net income (loss)                                   $    (619,085)      1,339,707
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation                                        397,566         369,151
         Amortization                                         48,466          25,650
         Increase in accounts receivable                     (61,614)        (29,647)
         Increase in deferred charges and other assets      (102,679)       (153,630)
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities           338,599        (220,066)
              Cash provided by operating activities            1,253       1,331,165

Cash flows used in investing activities -
   Additions to rental properties                         (1,212,407)         (9,424)

Cash flows from financing activities:
   Repayment of mortgages payable                                --         (681,818)
   Distributions to partners                                (225,352)       (422,534)
              Cash used in financing activities             (225,352)     (1,104,352)

Net increase (decrease) in cash and cash equivalents      (1,436,506)        217,389

Cash and cash equivalents at beginning of period           9,419,147      12,775,043

Cash and cash equivalents at end of period             $   7,982,641      12,992,432


See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
March 31, 1997
(Unaudited)

1.  Transactions with Affiliates

    A summary of transactions with affiliates follows for the three-month period ended March 31, 1997:

                                                  Quorum
                        USAA      Las Colinas  Real Estate
                     Real Estate  Management     Services
                       Company      Company    Corporation
Reimbursement
  of expenses (a)  $     75,355         --          56,590
Management fees          31,423         --          37,340
Lease commissions          --           --          18,835
Interest expense (b)    223,767      353,959           --
    Total          $    330,545      353,959       112,765

     (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

     (b) Represents interest expense at market rate on a mortgage loan.


2.   Other

     Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of 1997 or any other future period.

     The financial information included in this interim report as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

     Certain 1996 balances have been reclassified to conform to the 1997 presentation.

                            PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash of $58,242 and temporary investments of $7,924,399. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets included deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for reimbursable expenses and amounts payable to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of accrued property taxes, prepaid rent and security deposits.

During the quarter ended March 31, 1997, the Partnership distributed $223,098 to Limited Partners and $2,254 to the General Partner for a total of $225,352.

During April, a fifty-six month lease was signed at Manhattan Towers with TRW, Inc. for 155,118 square feet at a net monthly base rent of $141,200. In addition, TRW will pay its pro rata share of operating expenses of the property. TRW will occupy one of the two towers at Manhattan Towers. The Partnership provided a tenant improvement allowance for a total of approximately $2.7 million, or approximately $17 per square foot, to be paid out of the working capital reserve of the Partnership. This lease resulted in approximately 97% of the property being leased.

Also at Manhattan Towers, the parking garage water damage remediation work is in progress and is scheduled to be complete by the end of May. The cost of the repairs is estimated to be approximately $1.1 million and will be funded from the working capital reserve of the Partnership. Renovations at the property are also in progress which include lobby area, corridors and parking lot as well as exterior landscaping and signage. The cost for renovations is estimated to be approximately $1.4 million and will be funded from the working capital reserve of the Partnership.

As part of a marketing campaign to lease the two vacant buildings of the three building complex at the Phoenix, Arizona property, the name of the property has been changed from Ramada World Headquarters Building to Skygate Commons. Renovation to the two vacant buildings began during the first quarter of 1997 which includes improvements to comply with the Americans With Disabilities Act, and heating, air conditioning and exterior renovations. The total cost of the renovations will be approximately $900,000 to be paid from the working capital reserve of the Partnership. In addition, the construction of additional parking on the adjacent land is planned in an attempt to increase the property's competitiveness in the market. The cost for the parking lot is estimated at $95,000 to be funded from the working capital reserve of the Partnership.

During April, a five-year lease was signed at Skygate Commons with FHP International Corporation for one of the two vacant buildings or 22,120 square feet at an annual rental rate beginning at $14.75 per square foot. The lease commences July 1997 and terminates June 2002. The Partnership provided a tenant improvement allowance of $331,800 to be paid from the working capital reserve of the Partnership. This lease resulted in approximately 86% of the property being leased.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-month periods ended March 31, 1997 and 1996, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties increased as of March 31, 1997 as compared to December 31, 1996 due to renovation costs and tenant improvements at Manhattan Towers offset by depreciation. The decrease in cash and cash equivalents at March 31, 1997 was due to payment for renovations and tenant improvements. Accounts receivable increased at March 31, 1997 primarily due to an increase in receivables at Skygate Commons. The decrease in accounts payable reflected timing in the payment of renovation costs at Manhattan Towers. The increase in accrued expenses and other liabilities was a result of an increase in prepaid rent and property tax accruals.

Rental income decreased for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 as a result of a decrease in occupancy from 100% at March 31, 1996 to 48% at March 31, 1997 at Manhattan Towers. Rental rates for the new leases signed at Manhattan Towers, since the expiration of the Hughes lease in August 1996, are lower than the rate charged to Hughes, reflecting market conditions in the area surrounding the property.

Interest income decreased for the three-month period ended March
31, 1997 as compared to the three-month period ended March 31, 1996 due to lower cash balances.

Direct expenses were higher for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 as a result of assuming control of the daily operations at both Manhattan Towers and Skygate Commons. Prior to the Hughes lease expiration on August 31, 1996, at Manhattan Towers, Hughes was responsible for all operating expenses under terms of their triple net lease. Operating expenses at Manhattan Towers for the three months ended March 31, 1997 accounted for approximately $390,000 of the increase in operating expenses. Prior to substantial completion of the tenant improvements at for Hospitality Franchise Systems, Inc. ("HFS") at Skygate Commons on October 31, 1996, HFS was responsible for all operating expenses. Operating expenses at Skygate Commons for the three months ended March 31, 1997 accounted for the remaining increase in direct expenses. Operating expenses included utilities, cleaning, landscaping, repairs and maintenance, property taxes, property insurance, management fees and other building service expenses.

Depreciation expense increased for the three-month period ended
March 31, 1997 as compared to the three-month period ended March
31, 1996 due to depreciation on the tenant improvements at Skygate Commons for HFS which were completed October 31, 1996.

General and administrative expenses increased for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 due to lease commission expense at Manhattan
Towers on the new leases.

The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. The decrease in management fees for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 was primarily a result of a decrease in revenues and an increase in expenses at Manhattan Towers.

Interest expense decreased for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996. The interest rate on the Curlew Crossing mortgage loan was decreased to 8.25% in April 1996 compared to 10.25% paid in March 1996. Interest expense on the Manhattan Towers mortgage loan increased for the three months ended March 31, 1997. Terms of the loan for the three months ended March 31, 1997 included monthly interest only payments at an interest rate of 9.57% on a principal balance of $15,000,000. Terms of the mortgage loan for the three months ended March 31, 1996 included monthly principal payments in the set amount of $227,272.72 and interest payments set monthly at the London Interbank Offered Rate (LIBOR) plus .625% which was approximately 6% for the March 1996 interest payment.

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


(b) During the quarter ended March 31, 1997, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES III
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES III, Inc.,
     General Partner

May 12, 1997           BY:  /s/Edward B. Kelley
                            Edward B. Kelley
                            Chairman, President and
                            Chief Executive Officer

May 12, 1997           BY:  /s/Martha J. Barrow
                            Martha J. Barrow
                            Vice President -
                            Administration and
                            Finance/Treasurer