Form 10-Q
period 1997-06-30
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1997-08-12
CIK 764036

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997
                               or
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             [X]Yes  [  ]No

                            PART I

              Item 1.  Financial Statements

       USAA Income Properties III Limited Partnership
                  Condensed Balance Sheets
                                                        June 30,
                                                          1997             December 31,
                                                       (Unaudited)             1996
Assets
Rental properties, net                            $       40,627,652           39,262,249
Temporary investments, at cost
   which approximates market value-
      Money market fund                                    1,390,304            9,301,147
Cash                                                       5,132,002              118,000
   Cash and cash equivalents                               6,522,306            9,419,147

Accounts receivable, net of allowance for doubtful
   accounts of $90,000                                       627,677              555,959
Deferred rent                                              2,981,111            2,882,064
Deferred charges and other assets, at
   amortized cost                                          1,871,847            1,646,751

                                                  $       52,630,593           53,766,170


Liabilities and Partners' Equity
Mortgages payable to affiliates                   $       26,000,000           26,000,000
Accounts payable, including amounts due
   to affiliates of $97,602 and $101,194                     420,218              414,274
Accrued expenses and other liabilities                       980,786              344,651
         Total liabilities                                27,401,004           26,758,925

Partners' equity:
   General Partner:
      Capital contribution                                     1,000                1,000
      Cumulative net income                                    1,712               14,982
      Cumulative distributions                              (273,707)            (269,199)
                                                            (270,995)            (253,217)
   Limited Partners (111,549 units):
      Capital contributions, net of offering
         costs                                            52,428,030           52,428,030
      Cumulative net income                                  169,499            1,483,181
      Cumulative distributions                           (27,096,945)         (26,650,749)
                                                          25,500,584           27,260,462
         Total Partners' equity                           25,229,589           27,007,245

                                                  $       52,630,593           53,766,170


See accompanying notes to condensed financial statements.

             USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                   Condensed Statements of Operations
                            (Unaudited)

                                                      Three Months         Three Months
                                                          Ended                Ended
                                                        June 30,             June 30,
                                                          1997                 1996
Income
Rental income                                     $        1,311,410            2,561,957
Gain on disposal of rental property                               --              157,852
Interest income, $37,208 from affiliate for 1997              99,884              155,290
      Total income                                         1,411,294            2,875,099

Expenses
Direct expenses, $98,969 and $24,856
  to affiliate (note 1)                                      878,649              222,860
Depreciation                                                 434,031              369,781
General and administrative, $86,573 and
  $41,059 to affiliates (note 1)                             166,253               89,390
Management fee to affiliate (note 1)                          56,083              (12,685)
Interest, $584,145 and $469,845
  to affiliates (note 1)                                     584,145              555,892
      Total expenses                                       2,119,161            1,225,238
Net income (loss)                                 $         (707,867)           1,649,861

Net income (loss) per limited partnership unit    $            (6.28)               14.64
                                                       Six Months           Six Months
                                                          Ended                Ended
                                                        June 30,             June 30,
                                                          1997                 1996
Income
Rental income                                     $        2,489,832            5,180,821
Gain on disposal of rental property                               --              157,852
Interest income, $37,208 from affiliate for 1997             205,948              322,880
      Total income                                         2,695,780            5,661,553

Expenses
Direct expenses, $192,899 and $49,359
  to affiliate (note 1)                                    1,608,039              447,299
Depreciation                                                 831,597              738,932
General and administrative, $180,764 and
  $100,584 to affiliates (note 1)                            333,719              239,313
Management fee to affiliate (note 1)                          87,506               66,137
Interest, $1,161,871 and $1,008,211
  to affiliates (note 1)                                   1,161,871            1,180,304
      Total expenses                                       4,022,732            2,671,985
Net income (loss)                                 $       (1,326,952)           2,989,568

Net income (loss) per limited partnership unit    $           (11.78)               26.53

See accompanying notes to condensed financial statements.

                USAA INCOME PROPERTIES III LIMITED PARTNERSHIP
                      Condensed Statements of Cash Flows
                    Six months ended June 30, 1997 and 1996
                                 (Unaudited)



                                                          1997                 1996
Cash flows from operating activities:
  Net income (loss)                               $       (1,326,952)           2,989,568
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                            831,597              738,932
     Amortization                                            100,010               51,300
     Gain on disposal of rental property                          --             (157,852)
     Loss on early retirement of assets                           --               10,600
     Increase in accounts receivable                         (71,718)             (73,326)
     Increase in deferred charges and other assets          (424,153)            (257,717)
     Increase (decrease) in accounts payable,
       accrued expenses and other liabilities                642,079           (2,043,219)
         Cash provided by (used in) operating activities    (249,137)           1,258,286

Cash flows from investing activities:
  Additions to rental properties                          (2,197,000)            (617,415)
  Proceeds from disposal of real estate property                  --              220,400
         Cash used in investing activities                (2,197,000)            (397,015)

Cash flows from financing activities:
  Repayment of mortgages payable                                  --           (1,363,637)
  Distributions to partners                                 (450,704)            (647,885)
         Cash used in financing activities                  (450,704)          (2,011,522)

Net decrease in cash and cash equivalents                 (2,896,841)          (1,150,251)

Cash and cash equivalents at beginning of period           9,419,147           12,775,043

Cash and cash equivalents at end of period        $        6,522,306           11,624,792

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
June 30, 1997
(Unaudited)

1.  Transactions with Affiliates

  A  summary of transactions with affiliates follows for the six-month period ended June 30, 1997:
                                                                                       Quorum
                                  USAA            USAA           Las Colinas         Real Estate
                                Capital       Real Estate        Management           Services
                              Corporation       Company            Company           Corporation
Reimbursement
  of expenses (a)         $          --           142,329               --           111,308
Interest income                   (37,208)          --                  --              --
Management fees                      --            87,506               --            81,591
Lease commissions                    --             --                  --            38,435
Interest expense (b)                 --           450,020           711,851             --
    Total                 $       (37,208)        679,855           711,851          231,334

  (a)Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b)Represents interest expense at market rate on a mortgage loan.


2.  Other

  Reference  is  made to the financial statements in  the  Annual
  Report filed as part of the Form 10-K for the year ended December 31, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining six months of 1997 or any other future period.

  The financial information included in this interim report as of June 30, 1997 and for the three months and six months ended June 30, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

  Certain 1996 balances have been reclassified to conform to the 1997 presentation.

                         PART I

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1997, the Partnership had cash of $5,132,002 and temporary investments of $1,390,304. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets included deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for reimbursable expenses and amounts payable to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of accrued property taxes, prepaid rent and security deposits.

During the quarter ended June 30, 1997, the Partnership distributed $223,098 to Limited Partners and $2,254 to the General Partner for a total of $225,352. Management evaluates reserves and the availability of funds for distribution to Partners on a continuing basis based on anticipated leasing activity and cash flows available from the Partnership investments. Based on the amount of funds needed for tenant improvements, lease commissions and renovation costs at Manhattan Towers and Skygate Commons, future distributions may be suspended. In addition, the Partnership may need to borrow funds to cover any shortage in the working capital reserve.

During the second quarter, the Partnership was awarded favorable summary judgement against the defaulted tenant for one of the two out parcels vacated by the tenant at Curlew Crossing in 1996.
The other will go to trial in the third quarter.

As of June 30, 1997, Manhattan Towers was 98% leased. During the second quarter, a fifty-six month lease was signed at Manhattan Towers with TRW, Inc. for 155,118 square feet at a net monthly base rent of $141,200 to commence in August 1997. In addition, TRW will pay its pro rata share of operating expenses of the property. TRW will occupy one of the two towers at the property. The Partnership provided a tenant improvement allowance for a total of approximately $2.7 million, or approximately $17 per square foot, to be paid out of the working capital reserve of the Partnership.

Also at Manhattan Towers, the parking garage water damage remediation work is in progress and is scheduled to be complete during the third quarter. The cost of the repairs is estimated to be approximately $1.1 million and will be funded from the working capital reserve of the Partnership. Renovations at the property are also in progress, which include lobby area, corridors and parking lot as well as exterior landscaping and signage. The cost for renovations is estimated to be approximately $1.4 million and will be funded from the working capital reserve of the Partnership.

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

During April, a five-year lease was signed at Skygate Commons with FHP International Corporation for one of the two vacant buildings or 22,120 square feet at an annual rental rate beginning at $14.75 per square foot. The lease commenced July 1997 and terminates June 2002. The Partnership provided a tenant improvement allowance of $331,800 to be paid from the working capital reserve of the Partnership. As of June 30, 1997, Skygate Commons was 89% leased.

On June 10, 1997, the Partnership signed a letter of intent with American Industrial Properties REIT [NYSE: IND] (the "Trust") contemplating the merger of four real estate limited partnerships, including the Partnership, into the Trust. The four real estate limited partnerships are USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively, the "RELPs"). Each of the RELPs is affiliated with USAA Real Estate Company, which currently owns approximately 31.8% of the outstanding shares of the Trust.

On July 7, 1997, the Trust signed definitive merger agreements with the RELPs pursuant to which the RELPs will be merged into the Trust (the "Merger"). The Trust will issue an aggregate of 22,064,147 shares of beneficial interest at $2.625 per share (for a total value of $57,918,385) in exchange for the limited partnership interests in the RELPs. The number of Shares to be issued to each RELP will be equal to the net asset value for each RELP (as agreed by the Trust and each RELP) divided by $2.625. The number of Shares to be received by a Limited Partner in each RELP will be computed in accordance with such partner's percentage interest in the RELP. The general partner of each RELP has waived any right it may have to receive Shares to which it may be entitled in exchange for its general partnership interest.

The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the limited partners of each of the RELPs. Accordingly, there can be no assurance that definitive merger agreements will be reached or that the mergers will ultimately be consummated. The Merger is a taxable transaction to the partners in the RELPs and will be subject to the completion of a joint proxy statement/prospectus filed on Form S-4 with the Securities and Exchange Commission. No date has been scheduled for the shareholder meeting for the Trust or limited partner meetings for each of the RELPs to vote on the proposed transaction. Prudential Securities Inc., on behalf of the Trust, and Houlihan Lokey Howard & Zukin on behalf of the RELPs, have rendered opinions to their respective parties that the transaction is fair from a financial point of view.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-month and six-month periods ended June 30, 1997 and 1996, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses  incurred during the same periods were  associated  with the  operation of the Partnership's properties, interest  on  the
mortgages   payable   and  various  other  costs   required   for
administration of the Partnership.

Rental properties increased as of June 30, 1997 as compared to December 31, 1996 due to renovation costs and tenant improvements at Manhattan Towers and Skygate Commons offset by depreciation. The decrease in cash and cash equivalents at June 30, 1997 was due to payment for renovations and tenant improvements. Accounts receivable increased at June 30, 1997 primarily due to an increase in receivables from tenants at Skygate Commons. The increase in deferred charges and other assets at June 30, 1997 was due to lease commissions paid at Manhattan Towers and Skygate Commons. The decrease in accounts payable reflected timing in the payment of renovation costs at Manhattan Towers. The increase in accrued expenses and other liabilities was a result of an increase in prepaid rent, property tax accruals and security deposits.

Rental income was lower for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996. Rental rates for the new leases at Manhattan Towers, since the expiration of the Hughes lease in August 1996, are lower than the rate charged to Hughes, reflecting market conditions in the area surrounding the property.

The gain on disposal of rental property in 1996 was a result of the land condemned by the Florida Department of Transportation in connection with the widening of Curlew Road.

Interest income decreased for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996 due to lower cash balances. During the second quarter of 1997, the Partnership invested in short-term commercial paper with USAA Capital Corporation, an affiliate of the General Partner.

Direct expenses were higher for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996 as a result of assuming control of the daily operations at both Manhattan Towers and Skygate Commons. Prior to the Hughes lease expiration on August 31, 1996, at Manhattan Towers, Hughes was responsible for all operating expenses under terms of their triple net lease. Operating expenses at Manhattan Towers for the periods ended June 30, 1997 accounted for approximately 63% of the increase in operating expenses. Prior to substantial completion of the tenant improvements for Hospitality Franchise Systems, Inc. ("HFS") at Skygate Commons on October 31, 1996, HFS was responsible for all operating expenses. Operating expenses at Skygate Commons for the periods ended June 30, 1997 accounted for the remaining increase in direct expenses. Operating expenses included utilities, cleaning, landscaping, repairs and maintenance, property taxes, property insurance, management fees and other building service expenses.

Depreciation expense increased for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996 due to depreciation on the tenant improvements at Manhattan Towers and at Skygate Commons for HFS.

General and administrative expenses were higher for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996. Legal fees at Curlew Crossing related to the 1996 default by a tenant of two out parcels accounted for approximately 40% of the increase for the three-month period ended June 30, 1997 and approximately 24% of the increase for the six-month period ended June 30, 1997. Lease commission expense at Manhattan Towers accounted for the remaining increase in general and administrative expenses.

The  management fee is based on cash flow from operations of  the
Partnership   adjusted   for   cash   reserves   and   fluctuated
accordingly.

Interest expense increased for the three-month period ended June 30, 1997 as compared to the three-month period ended June 30, 1996. The payment terms of the Manhattan Towers loan for the three months and six months ended June 30, 1997 included monthly interest only payments at an interest rate of 9.57% on a principal balance of $15,000,000. Terms of the mortgage loan for the three months and six months ended June 30, 1996 included monthly principal payments in the set amount of $227,272.72 and interest payments set monthly at the London Interbank Offered Rate (LIBOR) plus .625% which was approximately 6% for the June 1996 interest payment. The interest rate on the Curlew Crossing mortgage loan was decreased to 8.25% in April 1996 compared to 10.25% paid in March 1996. Interest expense on the Curlew Crossing mortgage loan for the six-month period ended June 30, 1997 decreased by approximately $58,000 offset by the increase in interest expense for the Manhattan Towers loan of approximately $40,000.

                             PART II


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
                                                 Sequentially
Exhibit                                            Numbered
  No.              Description                        Page

 4.1    Restated Certificate and Agreement of
        Limited Partnership dated as of May 6, 1985,
        attached as Exhibit A to the Partnership's
        Prospectus dated May 6, 1985, filed pursuant
        to Rule 424(b) Registration No. 2-96113, and
        incorporated herein by this reference.        --

 4.2    Certificate of Amendment to Restated Certificate
        and Agreement of Limited Partnership of USAA
        Income Properties III Limited Partnership dated
        February 14, 1990, attached as Exhibit
        3(b) to the Partnership's Annual Report
        on Form 10-K for the year ended December 31,
        1989, Registration No. 2-96113, and incorporated
        herein by this reference.                     --

 27     Financial Data Schedule                       13


(b) A Current Report on Form 8-K was filed June 13, 1997 regarding the agreement signed between the Partnership and American Industrial Properties REIT (the "Trust") contemplating a merger of the Partnership into the Trust.

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


USAA INCOME PROPERTIES III
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES III, Inc.,
     General Partner

August 12, 1997        BY:  /s/Edward B. Kelley
                            Edward B. Kelley
                            Chairman, President and
                            Chief Executive Officer

August 12, 1997        BY:  /s/Martha J. Barrow
                            Martha J. Barrow
                            Vice President -
                            Administration and
                            Finance/Treasurer