Form 10-Q
period 1997-09-30
USAA INCOME PROPERTIES III LTD PARTNERSHIP
filed 1997-11-12
CIK 764036

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997
                               or
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
Condensed Balance Sheets

                                                            September 30,
                                                                 1997         December 31,
                                                             (Unaudited)          1996
Assets
Rental properties, net                                   $      40,667,918       39,262,249
Temporary investments, at cost
   which approximates market value-
      Money market fund                                          5,780,791        9,301,147
Cash                                                               570,992          118,000
   Cash and cash equivalents                                     6,351,783        9,419,147

Accounts receivable, net of allowance for doubtful
   accounts of $90,000                                             239,509          555,959
Deferred rent                                                    3,020,432        2,882,064
Deferred charges and other assets, at
   amortized cost                                                1,975,498        1,646,751

                                                         $      52,255,140       53,766,170


Liabilities and Partners' Equity
Mortgages payable to affiliates                          $      26,000,000       26,000,000
Accounts payable, including amounts due
   to affiliates of $66,025 and $101,194                           247,744          414,274
Accrued expenses and other liabilities                           1,044,958          344,651
         Total liabilities                                      27,292,702       26,758,925

Partners' equity:
   General Partner:
      Capital contribution                                           1,000            1,000
      Cumulative net income                                          1,294           14,982
      Cumulative distributions                                    (275,960)        (269,199)
                                                                  (273,666)        (253,217)
   Limited Partners (111,549 units):
      Capital contributions, net of offering
         costs                                                  52,428,030       52,428,030
      Cumulative net income                                        128,117        1,483,181
      Cumulative distributions                                 (27,320,043)     (26,650,749)
                                                                25,236,104       27,260,462
         Total Partners' equity                                 24,962,438       27,007,245

                                                         $      52,255,140       53,766,170

See accompanying notes to condensed financial statements.

USAA Income Properties III Limited Partnership
Condensed Statements of Operations
(Unaudited)

                                                             Three Months     Three Months
                                                                Ended             Ended
                                                            September 30,     September 30,
                                                                 1997             1996
Income
Rental income                                            $       2,220,223        2,124,366
Interest income, $62,880 from affiliate for 1997                    83,367          140,421
      Total income                                               2,303,590        2,264,787

Expenses
Direct expenses, $110,306 and $37,223
  to affiliate (note 1)                                          1,129,290          463,832
Depreciation                                                       455,233          369,800
General and administrative, $57,972 and
  $69,262 to affiliates (note 1)                                   160,430          104,501
Management fee to affiliate (note 1)                                 9,872          (46,611)
Interest, $590,565 and $507,517
  to affiliates (note 1)                                           590,565          566,142
      Total expenses                                             2,345,390        1,457,664
Net income (loss)                                        $         (41,800)         807,123

Net income (loss) per limited partnership unit           $           (0.37)            7.16


                                                             Nine Months       Nine Months
                                                                Ended             Ended
                                                            September 30,     September 30,
                                                                 1997             1996
Income
Rental income                                            $       4,710,055        7,305,187
Gain on disposal of rental property                                    --           157,852
Interest income, $100,088 from affiliate for 1997                  289,315          463,301
      Total income                                               4,999,370        7,926,340

Expenses
Direct expenses, $303,205 and $86,583
  to affiliate (note 1)                                          2,737,329          911,130
Depreciation                                                     1,286,830        1,108,732
General and administrative, $238,736 and
  $169,846 to affiliates (note 1)                                  494,149          343,814
Management fee to affiliate (note 1)                                97,378           19,526
Interest, $1,752,436 and $1,515,727
  to affiliates (note 1)                                         1,752,436        1,746,446
      Total expenses                                             6,368,122        4,129,648
Net income (loss)                                        $      (1,368,752)       3,796,692

Net income (loss) per limited partnership unit           $          (12.15)           33.70


See accompanying notes to condensed financial statements.

USAA Income Properties III Limited Partnership
Condensed Statements of Cash Flows
Nine months ended September 30, 1997 and 1996
(Unaudited)

                                                                 1997             1996
Cash flows from operating activities:
   Net income (loss)                                     $      (1,368,752)       3,796,692
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation                                            1,286,830        1,108,732
         Amortization                                              183,665           77,448
         Gain on disposal of rental property                        --             (157,852)
         Loss on early retirement of assets                         --               10,600
         Decrease (increase) in accounts receivable                316,450       (1,256,159)
         Increase in deferred charges and other assets            (650,780)        (422,824)
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities                 533,777       (2,165,907)
              Cash provided by operating activities                301,190          990,730

Cash flows from investing activities:
    Additions to rental properties                              (2,692,499)      (1,224,217)
    Proceeds from disposal of real estate property                   --             220,400
              Cash used in investing activities                 (2,692,499)      (1,003,817)

Cash flows from financing activities:
   Repayment of mortgages payable                                    --          (1,818,182)
   Distributions to partners                                      (676,055)        (873,237)
              Cash used in financing activities                   (676,055)      (2,691,419)

Net decrease in cash and cash equivalents                       (3,067,364)      (2,704,506)

Cash and cash equivalents at beginning of period                 9,419,147       12,775,043

Cash and cash equivalents at end of period               $       6,351,783       10,070,537


See accompanying notes to condensed financial statements.

USAA Income Properties III Limited Partnership
Notes to Condensed Financial Statements
September 30, 1997
(Unaudited)

1.Transactions with Affiliates

  A summary of transactions with affiliates follows for the nine-month period ended September 30, 1997:

                                                                             Quorum
                              USAA             USAA        Las Colinas     Real Estate
                             Capital       Real Estate     Management       Services
                           Corporation       Company         Company       Corporation

Reimbursement of
     expenses (a)      $          --            176,165           --            158,929
Interest income                (100,088)          --              --              --
Management fees                   --             97,378           --            144,276
Lease commissions                 --              --              --             62,571
Interest expense (b)              --            678,760      1,073,676            --
    Total              $       (100,088)        952,303      1,073,676          365,776


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b) Represents interest expense at market rate on a mortgage loan.



2.Other

  Reference  is  made to the financial statements in  the  Annual
  Report filed as part of the Form 10-K for the year ended December 31, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining three months of 1997 or any other future period.

  The financial information included in this interim report as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

  Certain 1996 balances have been reclassified to conform to the 1997 presentation.

                            PART I

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Liquidity and Capital Resources

At September 30, 1997, the Partnership had cash of $570,992 and temporary investments of $5,780,791. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred rent resulted from recognition of income as required by generally accepted accounting principles. Deferred charges and other assets included lease commissions and prepaid expenses. Accounts payable included amounts due to affiliates for reimbursable expenses and amounts payable to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of accrued property taxes, prepaid rent and security deposits.

During the quarter ended September 30, 1997, the Partnership distributed $223,098 to Limited Partners and $2,253 to the General Partner for a total of $225,351. Management evaluates reserves and the availability of funds for distribution to Partners on a continuing basis based on anticipated leasing activity and cash flows available from the Partnership investments. Based on the amount of funds needed for tenant improvements, lease commissions and renovation costs at Manhattan Towers and Skygate Commons, future distributions may be suspended. In addition, the Partnership may need to borrow funds to cover any shortage in the working capital reserve.

As of September 30, 1997, Curlew Crossing was 91% leased; however, Color Tile is in the process of vacating approximately 5,200 square feet. This space is currently being marketed for lease. During the second quarter, the Partnership was awarded a favorable summary judgment against the defaulted tenant for one of the two out parcels vacated by the tenant at Curlew Crossing in 1996. The summary judgment was granted in favor of the Partnership with respect to one of the out parcel leases, declaring the lease to be valid and existing, and granting the judgment against the tenant. The tenant has resumed payment of its rent obligations under the lease. The Partnership is awaiting a ruling by the court on the other out parcel.

During the third quarter, the Partnership received a settlement of $295,000 from a previous anchor tenant at Curlew Crossing. The tenant vacated approximately 78,000 square feet in October 1990 in conjunction with reorganization under Chapter 11 bankruptcy proceedings.

As of September 30, 1997, Manhattan Towers was 99% leased. During the second quarter, a fifty-six month lease was signed at Manhattan Towers with TRW, Inc. for 155,118 square feet at a net monthly base rent of $141,200 that commenced in August 1997. In addition, TRW will pay its pro rata share of operating expenses of the property. TRW will occupy one of the two towers at the property. The Partnership provided a tenant improvement allowance for a total of approximately $2.7 million, or approximately $17 per square foot, to be paid out of the working capital reserve of the Partnership.

During the third quarter, TRW signed a five-year lease for approximately 81,000 square feet at a net monthly base rent of $81,360 to commence January 1, 1998. This lease represents 52.7% of the first tower at Manhattan Towers. Upon commencement of the lease, TRW will pay its pro rata share of operating expenses of the property. The Partnership provided a tenant improvement allowance for a total of approximately $1.7 million to be paid out of the working capital reserve of the Partnership.

At Manhattan Towers, the property renovations are approximately 95% complete with a scheduled completion date by year-end. The parking garage water damage remediation work is estimated to be approximately $1.1 million and will be funded from the working capital reserve of the Partnership. Renovations at the property include lobby area, corridors and parking lot as well as exterior landscaping and signage. The cost for renovations is estimated to be approximately $1.4 million and will be funded from the working capital reserve of the Partnership.

In  September, a settlement agreement was negotiated with  Hughes
Electronics, the previous single tenant at Manhattan Towers,  for
deferred   maintenance   items.   The   Partnership   anticipates
receiving $575,000 from Hughes during the fourth quarter.

As part of a marketing campaign to lease the two vacant buildings of the three building complex at the Phoenix, Arizona property, the name of the property has been changed from Ramada World Headquarters Building to Skygate Commons. Renovation to the two vacant buildings began during the first quarter of 1997 which includes improvements to comply with the Americans With Disabilities Act, and heating, air conditioning and exterior renovations. The total cost of the renovations has been revised to include parking lot improvements, signage and landscaping with the new estimate to be approximately $1.2 million to be paid from the working capital reserve of the Partnership. In addition, the construction of additional parking on the adjacent land is planned in an attempt to increase the property's competitiveness in the market. The cost for the parking lot is estimated at $120,000 to be funded from the working capital reserve of the Partnership. The property renovations are approximately 70% complete with final completion anticipated to occur during the fourth quarter.

During April, a five-year lease was signed at Skygate Commons with FHP International Corporation for one of the two vacant buildings, or 22,120 square feet, at an annual rental rate beginning at $14.75 per square foot. The lease commenced July 1997 and terminates June 2002. The Partnership provided a tenant improvement allowance of $331,800 to be paid from the working capital reserve of the Partnership. Negotiations have commenced with a current tenant at Skygate Commons to lease the remaining vacancy at the property, which totals approximately 27,000 square feet. As of September 30, 1997, Skygate Commons was 89% leased.

On June 10, 1997, the Partnership signed a letter of intent with American Industrial Properties REIT [NYSE: IND] (the "Trust") contemplating the merger of four real estate limited partnerships, including the Partnership, into the Trust. The four real estate limited partnerships are USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively, the "RELPs"). Each of the RELPs is affiliated with USAA Real Estate Company, which currently owns approximately 13.74% of the outstanding shares of the Trust.

On July 7, 1997, the Trust signed definitive merger agreements with each of the RELPs pursuant to which the RELPs will be merged into the Trust (the "Merger"). According to the Merger Agreements, the Trust will issue an aggregate of 4,412,829 shares of beneficial interest at $13.125 per share (for a total value of $57,918,385) in exchange for the limited partnership interests in the RELPs. The number of Shares and per Share amount have been restated to reflect the impact of the one for five reverse Share split approved by the Trust shareholders on October 15, 1997. The number of Shares to be issued to each RELP will be equal to the net asset value for each RELP (as agreed by the Trust and each RELP) divided by $13.125. The number of Shares to be received by a Limited Partner in each RELP will be computed in accordance with such partner's percentage interest in the RELP. The general partner of each RELP has waived any right it may have to receive Shares to which it may be entitled in exchange for its general partnership interest. The Merger is a taxable transaction to the partners in the RELPs. Prudential Securities, Inc., on behalf of the Trust, and Houlihan, Lokey, Howard & Zukin on behalf of the RELPs, have rendered opinions to their respective parties that the transaction is fair from a financial point of view.

The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the Limited Partners of each of the RELPs and the shareholders of the Trust. Accordingly, there can be no assurance that the mergers will ultimately be consummated. There has been a meeting of Limited Partners tentatively scheduled for early January 1998 to consider a vote on the proposed transaction.

Curlew Crossing will not be part of the merger but will be purchased by USAA Real Estate Company ("Realco") or an affiliate of Realco for $11,200,000 if the Merger is approved.

On August 20, 1997, a purported class action lawsuit (the "Lawsuit"), which was filed in the Superior Court of the State of Arizona, was served upon USAA Real Estate Company, USAA Properties I, Inc. ("RELP GP I"), USAA Properties II, Inc. ("RELP GP II"), USAA Properties III, Inc. ("RELP GP III"), USAA Properties IV, Inc. ("RELP GP IV", together with RELP GP I, RELP GP II and RELP GP III, the "RELP GPs"), certain other affiliated entities and the individual members of the boards of directors of each of the RELP GPs. The Trust was also named as a defendant. The Lawsuit was subsequently removed to federal court and has been transferred to the Western District of Texas, San Antonio Division. The suit alleges among other things, breaches of fiduciary duty in connection with the transactions contemplated by merger agreements entered into by the RELPs and the Trust, dated as of June 30, 1997, whereby each RELP would be merged with and into the Trust.

The Lawsuit seeks, among other things, to enjoin the consummation of the Merger and damages, including attorneys' fees and expenses. The defendants believe that the plantiffs' claims are without merit and intend to defend vigorously against the Lawsuit.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-month and nine-month periods ended September 30, 1997 and 1996, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses  incurred during the same periods were  associated  with the  operation of the Partnership's properties, interest  on  the
mortgages   payable   and  various  other  costs   required   for
administration of the Partnership.

Rental properties increased as of September 30, 1997 as compared to December 31, 1996 due to renovation costs and tenant improvements at Manhattan Towers and Skygate Commons offset by depreciation. The decrease in cash and cash equivalents at September 30, 1997 was due to payment for renovations and tenant improvements. Accounts receivable decreased at September 30, 1997 primarily due to receipts from tenants at Skygate Commons. The increase in deferred charges and other assets at September 30, 1997 was due to lease commissions paid at Manhattan Towers and Skygate Commons. The decrease in accounts payable reflected timing in the payment of renovation costs at Manhattan Towers. The increase in accrued expenses and other liabilities was a result of an increase in prepaid rent, property tax accruals and security deposits.

The changes in rental income for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996 were the result of the following changes at each property. The increase in rental income at Curlew
Crossing of approximately $630,000 and $454,000 for the three-month and nine-month periods, respectively was due to receiving 1996 and 1997 rent on one of the two outparcels as a result of the summary judgement awarded against the defaulted tenant. Also, part of this increase was the receipt of $295,000 from the Ames lawsuit. Skygate Commons had an increase in rental income for the periods ended September 30, 1997 as compared to the same periods ended September 30, 1996 of approximately $98,000 and $47,000, respectively due to an increase in occupancy. Offsetting these increases was a decrease in rental income at Manhattan Towers of approximately $632,000 and $3,096,000 for the three-month and nine-month periods ended September 30, 1997 as a result of a decrease in occupancy after the expiration of the Hughes lease. Rental rates for the new leases at Manhattan Towers since the expiration of the Hughes lease in August 1996 are lower than the rate charged to Hughes, reflecting market conditions in the area surrounding the property.

The gain on disposal of rental property in 1996 was a result of the land condemned by the Florida Department of Transportation in connection with the widening of Curlew Road.

Interest income decreased for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996 due to lower cash balances. During the second quarter of 1997, the Partnership invested in short-term commercial paper with USAA Capital Corporation, an affiliate of the General Partner.

Direct expenses were higher for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996 as a result of the Partnership assuming control of the daily operations at both Manhattan Towers and Skygate Commons. Prior to the Hughes lease expiration on August 31, 1996 at Manhattan Towers, Hughes was responsible for all operating expenses under terms of their triple net lease.
Operating   expenses   at   Manhattan   Towers   accounted    for
approximately $181,000 and $917,000 of the increase for the three-
month   and   nine-month  periods  ended  September   30,   1997,
respectively.   Prior  to substantial completion  of  the  tenant
improvements for Hospitality Franchise Systems, Inc. ("HFS") at Skygate Commons on October 31, 1996, HFS was responsible for all operating expenses. Operating expenses at Skygate Commons for the periods ended September 30, 1997 accounted for approximately $377,000 and $805,000, respectively. Operating expenses included
utilities,   cleaning,  landscaping,  repairs  and   maintenance,
property taxes, property insurance, management fees and other building service expenses. The remaining increase in direct expenses resulted from higher legal fees related to the defaulted tenants at Curlew Crossing. Also, during the quarter ended September 30, 1997, the parking lot at Curlew Crossing was restriped and resealed.

Depreciation expense increased for the three-month and nine-month periods ended September 30, 1997 as compared to the three-month and nine-month periods ended September 30, 1996 due to depreciation on the tenant improvements at Manhattan Towers and at Skygate Commons for HFS.

General and administrative expenses were higher for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996 due to lease commission expense at Manhattan Towers and Skygate Commons.

The  management fee is based on cash flow from operations of  the
Partnership   adjusted   for   cash   reserves   and   fluctuated
accordingly.

Interest expense increased for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996. The payment terms of the Manhattan Towers loan for the three months and nine months ended September 30, 1997 included monthly interest only payments at an interest rate of 9.57% on a principal balance of $15,000,000. Terms of the mortgage loan for the first eight months of 1996 included monthly principal payments in the set mount of $227,272.72 and interest payments set monthly at the London Interbank Offered Rate (LIBOR) plus .625%. The interest rate on the Curlew
Crossing mortgage loan was decreased to 8.25% in April 1996 compared to 10.25% paid in March 1996. Interest expense on the Curlew Crossing mortgage loan for the nine-month period ended September 30, 1997 decreased by approximately $58,000 offset by the increase in interest expense for the Manhattan Towers loan of approximately $64,000.

                             PART II


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
                                                 Sequentially
Exhibit                                            Numbered
  No.              Description                        Page

 4.1     Restated Certificate and Agreement of
        Limited Partnership dated as of May 6, 1985,
        attached as Exhibit A to the Partnership's
        Prospectus dated May 6, 1985, filed pursuant
        to Rule 424(b) Registration No. 2-96113, and
        incorporated herein by this reference.        --

 4.2     Certificate of Amendment to Restated Certificate
        and Agreement of Limited Partnership of USAA
        Income Properties III Limited Partnership dated
        February 14, 1990, attached as Exhibit
        3(b) to the Partnership's Annual Report
        on Form 10-K for the year ended December 31,
        1989, Registration No. 2-96113, and incorporated
        herein by this reference.                     --

 27       Financial Data Schedule                     15



(b) A Current Report on Form 8-K was filed July 21, 1997 regarding the signed definitive merger agreements between the Partnership and American Industrial Properties REIT (the "Trust") pursuant to which the Partnership will be merged into the Trust.

      A  Current Report on Form 8-K was filed September  2,  1997 regarding a purported class action lawsuit served upon the Partnership seeking to enjoin the consummation of the Merger with the Trust.

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


USAA INCOME PROPERTIES III
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES III, Inc.,
     General Partner

November 12, 1997      BY:  /s/Edward B. Kelley
                            Edward B. Kelley
                            Chairman, President and
                            Chief Executive Officer

November 12, 1997      BY:  /s/Martha J. Barrow
                            Martha J. Barrow
                            Vice President -
                            Administration and
                            Finance/Treasurer